Form 10KSB
period 2000-06-30
BASIC TECHNOLOGIES INC
filed 2000-10-02
CIK 1061354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended June 30, 2000
                          ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 0-27635
                       ----------------------------


                            BASIC TECHNOLOGIES, INC
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          COLORADO                                        84-1446622
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer No.)
 incorporation or organization)

 1026 West Main Street, Suite 208A, Lewisville, Texas       75067
  (Address of principal executive offices)                (Zip Code)


                                  972-436-3789
--------------------------------------------------------------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

None
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
--------------------------------------------------------------------------------
      (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $710,671

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At June 30, 2000, the aggregate market value of the voting stock held by non-affiliates is undeterminable. During the existence of the Registrant since 1998, there has been no trading on an exchange, nor has there been over the counter trading; therefore a market value for the Registrant's shares is not determined.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]Yes [ ] No              NOT APPLICABLE

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000 the Registrant had 7,559,857 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT.

Basic Technologies, Inc. (the "Company"), was organized under the laws of the State of Colorado on January 21, 1998. The Company was initially organized for the purpose of pursuing and completing a business combination with Yankee Development Corporation ("Yankee Development"), a Texas corporation engaged in the business of the acquisition and development of oil and gas ventures and related interests. The Company's executive offices are presently located at 1026 West Main Street, Suite #208, Lewisville, Texas 75067, and its telephone and facsimile numbers are (972) 436-3789 and (972) 219-1832, respectively. The Company's presence on the world wide web is accessible at the domain http://www.basictech.com and its related links.

The Company received gross proceeds in the amount of $25,000 from the sale of a total of 25,000 shares of common stock, $.00001 par value per share (the "Common Stock"), in an offering conducted during the period from March to April 7, 1998, pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder.

On April 23, 1998, the Company issued and sold, pursuant to that certain Acquisition Agreement and Closing Memorandum dated April 23, 1998, an aggregate of 5,305,625 newly-issued, restricted shares, constituting approximately 90% of the then outstanding shares, of the Company's Common Stock in consideration of the exchange therefor of all 1,000 outstanding shares of common stock, no par value per share, of Yankee Development owned of record and beneficially by the Shelton Voting Trust. Immediately following the "reverse acquisition" transaction, the Shelton Voting Trust, the former owner of Yankee Development, controlled approximately 90% of the outstanding shares of Common Stock of the Company and Yankee Development became a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase of assets, rather than the pooling of interests, method of accounting. Mr. Bryan L. Walker, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and the President and a director of Yankee Development and Simpco, Inc. ("Simpco"), also a 100%-owned subsidiary of the Company, is the trustee of the Shelton Voting Trust. (See Part I, Item 7. "Certain Relationships and Related Transactions" and Part II, Item 4. "Recent Sales of Unregistered Securities.")

On October 16, 1998, the Company, together with Simpco, which was then unaffiliated with the Company, organized P & A Remediation, LLC (hereafter "PAR Texas"), a Texas limited liability company owned 99% and 1% by the Company and Simpco, respectively, for the purpose of engaging in the business of plugging oil wells, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market.

The Company, effective as of January 15, 1999, issued and sold, in accordance with that certain Acquisition Agreement and Closing Memorandum dated effective January 15, 1999, a total of 850,000 newly-issued, restricted shares of Common Stock in consideration of the exchange therefor of all 10,000 outstanding shares of common stock, no par value per share, of Simpco.
Simpco then became a wholly-owned subsidiary of the Company, in the transaction which was accounted for under the purchase of assets method. Prior to its acquisition by the Company effective as of January 15, 1999, Simpco was operating and approved by the responsible regulatory agencies of the states of Texas and Oklahoma to be engaged in the business of oil well plugging, remediation and salvage activities, which are now conducted by P & A Remediation. Since its acquisition by the Company, Simpco has acted solely in the capacity of referring business contacts; acting as agent in the state of Oklahoma; and as the owner and lessor to P & A Remediation, as the lessee, of the used oil field equipment owned by Simpco effective as of January 15, 1999, and subsequently acquired from unaffiliated third parties.

On November 24, 1999, the Company organized P & A Remediation, LLC (hereafter "PAR Oklahoma"), an Oklahoma limited liability company, for the purpose of engaging in the business of plugging oil wells for industry and government in the state of Oklahoma, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market.

On December 31, 1999, the Company organized Cyber Cities Technologies, Inc. (hereafter CCTECH), a wholly-owned Hawaii corporation, for the purpose of receiving and operating the assets of an unrelated third party and thereafter to engage in the business of providing regional Internet provider services and computer consulting operations from Honolulu, Hawaii.

The Company, on March 16, 2000, issued and sold, in accordance with that certain Acquisition Agreement and Closing Memorandum dated effective December 31, 1999, a total of 979,232 newly-issued, restricted shares of Common Stock in the company, in consideration for the conveyance and transfer of certain selected assets listed in (i) that certain Acquisition Agreement and Closing Memorandum between the Company and Cyber City Honolulu, Inc., (hereafter CCHONO) an unaffiliated third party; (ii) that certain Bill of Sale dated December 31, 1999 from Cyber City Honolulu, Inc. to Cyber Cities Technologies, Inc.; and (iii) that certain Assignment dated December 31, 1999, from Cyber City Honolulu, Inc., to Cyber Cities Technologies, Inc. The stock for assets transaction was accounted for under the purchase method.

See (b) "Business of Issuer" immediately below for a description of the Company's current operations conducted through its subsidiaries: Yankee Development, Simpco, PAR Texas, PAR Oklahoma, and CCTECH, as well as future proposed activities.

(b) BUSINESS OF ISSUER.

General. The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development, Simpco, and Cyber Cities Technologies, and two limited liability companies, PAR Texas and PAR Oklahoma (hereafter collectively "P & A Remediation"). Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. Through P & A Remediation, the Company performs environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. Cyber Cities Technologies provides high speed internet access for residential and business customers in Hawaii.

Since its creation by the Company, PAR Oklahoma has as a general contractor for oil well plugging and cleanup jobs for the company's operations in the state of Oklahoma. Simpco has acted as the owner and lessor to PAR Oklahoma, as the lessee, of the used oil field equipment owned by Simpco; and as agent for the procurement of state bid contracts. Simpco, which was a previously approved oil well cementer with the state of Oklahoma, has successfully bid on, and been awarded a number of bid contracts from the Oklahoma Corporation Commission to plug oil wells and clean up oil well sites. PAR Oklahoma is the assignee of those bid contracts from Simpco. Subsequent to its creation, and doing business in Oklahoma as Simpco, PAR Oklahoma has engaged in the business of plugging oil wells for both government and industry, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market.

Company management has decided to delay additional development and production of Yankee Development's oil reserves until such time as sufficient capital is raised to properly drill and complete the required number of wells to prove or disprove the field's reserve study. This could possibly mean the drilling of up to twenty (20) wells, at a total cost of up to $1,300,000. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will generate any revenues or achieve profitability from the production of the proven, developed reserves owned as of the date hereof or from oil and/or gas properties, if any, acquired in the future. Until that time, the Company intends to focus upon expanding P & A Remediation's environmental remediation and salvage business in the private sector and, in addition, to include the State of Texas' Railroad Commission; the Oklahoma Corporation Commission; and /or other government customers. Management believes that the Company can continue to exploit the numerous opportunities available because of the volatile nature of the domestic oil and gas industry to expand P & A Remediation's business and, additionally, acquire companies engaged in one or more aspects of the plugging, remediation and salvage business, as well as obtain producing and/or developed oil and/or gas properties. These opportunities include, but are not limited to,
(i) the availability of producing wells and field equipment at low or distressed prices; (ii) the availability for minimal compensation of a pool of highly-trained field and supervisory personnel because of industry layoffs;
(iii) the availability of heavy construction and oilfield equipment, and the businesses operating the same, at low or distressed prices; and (iv) increased environmental remediation and salvage business attributable to the increasing number of wells desired to be plugged, or required to be plugged at public expense because of abandonment by operators due to of the volatile nature of the domestic independent oil & gas industry; the depressed (unstable) price of crude oil; or because of environmental hazards.

Since March 2000, the Company's well plugging and pipe sales operations in Texas have been suspended. Since June 2000, the Company's well plugging operations in Oklahoma have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and employees; financing requirements; and pending litigation. There can be no assurance as to when operations will resume.

In the short term, the Company intends to develop a plan for internal growth for its wholly-owned subsidiary, Cyber Cities Technologies, Inc., (hereafter CCTECH) which services the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. The assets were acquired from CCHONO, which was a regional Internet Service Provider located in a leased location in Honolulu, Hawaii. Prior to the asset acquisition by the Company, CCHONO was engaged in the provision of internet access and computer consulting to the regional Hawaii market for a period of three years. Cyber Cities Technologies, Inc., (CCTECH) is currently engaged in the growth of the existing regional market for dial up internet access, as well as the growth of Asynchronous Data Subscriber Line (ADSL), the newest high speed Internet Access technology, in the regional market.

The Company is currently doing business as CYBER CITY HONOLULU and CYBER CITY MAUI, maintaining offices on the islands of Oahu and Maui. CCTECH also provides computer and internet commerce consultation services to businesses. A long term plan for nationwide internet service and a review of market opportunities available to the Company is currently in process by Company management.

The Company plans to diversify its operations through the acquisition of companies engaged in businesses unrelated to the oil and gas business. The Company is not presently engaged in negotiations for the acquisition of any companies operating in industries unrelated to the Company's business.

See below for a more detailed description of the Company's current operations, conducted through its subsidiaries, as well as how the Company addresses competitive business conditions, its position in the industry, and methods of operations that are designed to serve its targeted customers.

The Company owns a tract of land containing five acres in Young County, Texas, on which a metal building is situated that was purchased from a non-affiliate on March 19, 1999, for a total purchase price of $12,500. The property is subject to that certain Promissory Note Secured by Deed of Trust dated March 19, 1999, in the principal amount of $11,500, bearing interest at the rate of 10% per annum and payable in installments of approximately $245 per month commencing on May 1, 1999, and terminating on April 1, 2004.

The Company leases four facilities used as oil field offices or salvage yards. One, used for a portion of the year, is located in Runnels County, Texas, at 11813 North Highway 83, on approximately five acres one mile north of Ballinger, Texas, another two acre yard is one mile further north; one is located at 408 South Highway 79, on approximately three acres in the City of Olney, Texas; one is located at 505 Knox Street, on approximately five and one half acres in Young County, Texas; and the other is located at 208 East Modoc on leased railroad company land of approximately four acres in the City of Nowata, Oklahoma. With the exception of Ballinger, all lessors are unaffiliated with the Company. The Company rented the Ballinger facility on a month-to-month basis at a rate of $450 per month; the Young County facility at a monthly rental of $550 pursuant to a renewable lease with a purchase option; the Olney facility on a short term lease under an agreement to improve and maintain physical possession; and the Nowata facility is leased for $300 per month, and is being acquired under a purchase contract by the Company, from an unaffiliated company, under an asset purchase agreement for a total of $62,500. Closing is pending.

The Company has assumed liability for two leases of offices from which the Company houses and operates its internet operations in the state of Hawaii. The main office of the Company is located in the City of Honolulu, Hawaii, at 2628 Ualena Street, Suite C, in an industrial office / warehouse area adjoining to and east of the Honolulu International Airport. The space is leased on a five year lease (currently in year three) for a monthly rental of $1300, from an unaffiliated company. The other leased location is on the island of Maui, in the city of Kahului, at 355 Hukilike, Suite 103, in an industrial office / warehouse area three miles west of the Kahului Airport. The space is leased on a five year term (currently in year two) from an unaffiliated company.

The Company's executive offices are leased from an affiliate on a month-to-month basis at the rate of $250 per month.

YANKEE DEVELOPMENT CORPORATION (YANKEE)

General. Yankee Development Corporation is a Texas corporation organized on December 31, 1997. As described above, the corporation was acquired by the Company in a reverse acquisition transaction consummated on April 23, 1998.

Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in western Texas known as the Yankee (Canyon Sand) Field Unit, MA., RRC No. 03215, of Tom Green County, Texas, as set forth in that certain Unit Agreement as recorded in Volume 405, Page 609 of the Deed Records of Tom Green County, Texas. The acquisition cost of $3,711,000 assigned to the reserves at the time of their acquisition in April 1998 represents the discounted net present value of net revenues, and was calculated based upon the then market price of $15.00 per each of 880,000 recoverable barrels of oil, less development and operating costs, discounted at a rate of 10%. The current market price of crude oil is approximately $25.00 per barrel, but the carrying value of the reserves will not be increased. These proved, developed oil reserves are Yankee Development's only significant assets. Management is negotiating with financial partners to raise sufficient capital to properly drill and complete the required number of wells to prove or disprove the field's reserve study. This could possibly mean the drilling of up to twenty (20) wells, at a total cost of up to $1,300,000. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will generate any revenues or achieve profitability from the production of the proven, developed reserves owned as of the date hereof or from oil and/or gas properties, if any, acquired in the future.

Competition. With respect to Yankee Development's future acquisition of additional developed oil and/or gas properties, there are a large number of operators engaged in the exploration for and production of oil and gas and a correspondingly high degree of competition exists for desirable oil and gas prospects. Because of Yankee Development's operating history, limited to the company's acquisition of proven, developed oil reserves in western Texas to be further developed and produced in the future, Yankee Development may be at a severe competitive disadvantage in its ability to purchase prospects. The oil and gas industry is dominated by a number of large companies having financial resources far in excess of Yankee Development's resources. The principal means of competition for the acquisition of oil and gas leases are the payment of bonuses at the time of acquisition of leases and property, the payment of royalties from production, the amount of annual rental payments and the nature of requirements for exploration and production. Companies with greater financial resources, larger staffs, more sophisticated equipment and more extensive experience will be in a better position than Yankee Development to compete for oil and gas leases and properties. Additionally, the marketing of oil and gas, if any, found and produced by the company will be affected by a number of factors that are beyond Yankee Development's control, the exact nature of which cannot be accurately predicted. These factors include, but are not limited to, crude oil imports, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. In recent years, crude oil and natural gas prices have declined because of, among other factors, an oversupply in the world markets and decreased demand. In the past year, oil prices have significantly increased and then subsided somewhat. The recent volatility in the international energy markets points out the inherent risks in the industry.

Regulation. The exploration for and production of oil and gas is generally subject to regulation by state regulatory authorities. In some states, the production of oil and gas is regulated by conservation laws and regulations, which set allowable rates of production, regulate the spacing of wells and thus control the number of wells that can be drilled in a given area and otherwise control the conduct of oil and gas operations. Further, Yankee Development's future drilling and production operations, if any, will be subject to state, Federal and local environmental protection regulations that may necessitate significant capital outlays that would materially affect the financial position and business operations of the company. Despite the retention of qualified engineers and operators, Yankee Development may be adversely affected by pollution and environmental laws that protect against waste, conserve natural resources and prevent pollution and damage to the environment, enacted by Federal, state and local agencies in jurisdictions in which the company operates. If any penalties or prohibitions were imposed on Yankee Development for violating such regulations, the company's operations could be adversely affected. Additionally, the production of oil and gas is subject to Federal regulation with regard to the imposition of land use controls, the amount of oil imported into the United States from other countries, taxation and other matters, that is complex and continuously changing. Legislation adopted by Congress in some respects emphasizes decreasing demand for, rather than increasing the supply of, oil and gas. Yankee Development cannot predict the nature and terms of any energy legislation that may be enacted by Congress in the future nor can the company be assured that any such legislation would not have an adverse affect upon its business. In addition, foreign countries establish prices and production quotas for petroleum products from time to time with the intent of reducing global oversupply and maintaining or increasing certain price levels. Management is unable to predict the effect, if any, such actions would have on the amount of, or the prices received for, oil and/or gas, if any, produced and sold from Yankee Development's wells.

Title to Properties. Yankee Development believes it has satisfactory title to all of its material properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition. Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, Yankee Development, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company's expense. If the Company was unable to remedy or cure title defects of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. Yankee Development 's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens.

Environmental Considerations. The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, Yankee Development cannot predict what effect possible future public or private action may have on the business of Yankee Development. Yankee Development is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of June 30, 2000, Yankee Development has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of Yankee Development in the oil and gas industry.

Insurance Coverage. Yankee Development is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Company maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of Yankee Development, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon Yankee Development's earnings, cash flows and financial position.

Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the shareholders with certain information regarding Yankee Development's future plans and operations, certain statements set forth in this Form 10KSB relate to management's future plans and objectives. Such statements are forward- looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10KSB or otherwise expressed by or on behalf of Yankee Development are, to the knowledge and in the judgment of the officers and directors of Yankee Development, expected to prove true and come to pass, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause Yankee Development 's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. There are a number of risks and uncertainties in the oil & gas industry.

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect Yankee Development 's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that Yankee Development can produce economically.

Yankee Development 's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, could be significantly affected by and / or dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond Yankee Development 's control.

Competition from larger, more established oil and gas companies. Yankee Development may encounter competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. Yankee Development 's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than Yankee Development 's and, in many instances, have been engaged in the oil and gas business for a much longer time than Yankee Development. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than Yankee Development 's financial or human resources permit. Yankee Development 's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. Yankee Development 's success could be materially affected upon the success of a drilling program. Yankee Development 's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on Yankee Development 's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although Yankee Development has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Availability of capital is important to the Company's ability to grow. The acquisition of reserves is capital intensive, and funding for the costs of acquisition may be greater than the Company's cash flow can provide. As a result, additional financing may be required, and the availability or terms of any such additional financing cannot be assured. In the event sufficient capital resources are not available to the Company, it may negatively affect Yankee Development 's flexibility in planning for and reacting to possible acquisition activities.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, Yankee Development will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by Yankee Development will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on Yankee Development 's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to Yankee Development. In addition, Yankee Development may be liable for environmental damages caused by previous owners of property purchased or leased by Yankee Development. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of Yankee Development 's properties. While the Company believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, Yankee Development cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on Yankee Development 's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Yankee Development 's future oil and gas production is, therefore, could be affected by and be highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent Yankee Development acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Yankee Development will decline as reserves are produced. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, Yankee Development 's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that Yankee Development 's future exploration, development and acquisition activities will result in additional proved reserves or that Yankee Development will be able to drill productive wells at acceptable costs. Furthermore, although Yankee Development 's revenues could increase if prevailing prices for oil and gas increase significantly, Yankee Development 's finding and development costs could also increase.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to Yankee Development 's reserves will likely vary from estimates, and such variances may be material.

P & A REMEDIATION, LLC. (PAR TEXAS)

General. P & A Remediation, LLC, is a Texas limited liability company organized on October 16, 1998, by the Company and Simpco, which own 99% and 1%, respectively, of the outstanding membership interests in the company. Prior to the acquisition of Simpco by the Company effective as of January 15, 1999, P & A Remediation was managed as a joint venture, with the Company contributing working capital and personnel and Simpco contributing management expertise and equipment. After the acquisition of Simpco, most of Simpco's management members became full-time employees of P & A Remediation. Currently, none of these individuals are employed by PAR. Further, P & A Remediation leases the oil field equipment used in its business operations from Simpco or unaffiliated third parties.

PAR Texas' environmental remediation and salvage business involves the plugging of oil wells and the remediation and clean-up of oil fields in accordance with government rules and regulations applicable to the environment, and the salvage or purchase for resale on the secondary market of construction materials, pipe, steel tubulars and used and reconditioned oil field equipment. To the extent practicable, PAR Texas performs its services, including testing, threading and reworking of steel pipe recovered from the field, at the oil field salvage yards leased by the Company in Ballinger and Olney, Texas. Although PAR Texas desires to expand its customer base to include governmental agencies such as the State of Texas' Railroad Commission, the company's customers are presently limited to private and publicly-held oil and/or gas companies which are operators of oil wells and fields requiring PAR Texas's plugging, remediation and/or salvage services. The company's operations are presently limited to the north central and central west regions of Texas. Since the commencement of plugging business operations by PAR Texas in April 1999, through June 30, 2000 the company's plugging activities (approximately 131 wells) have generated gross revenues from services approximating $391,470. In addition, aggregate gross revenues approximating $113,892 generated during the period from the date of the company's inception in October 1998 through March 2000, are attributable to resales by the company of used and reconditioned oil field equipment purchased for resale.

PAR Texas employs two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation operations. Contractual arrangements are often verbal in nature and may be turnkey on specific oil wells or leases (groups of wells). Under the salvage type of contract, the Company receives as its compensation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by PAR Texas as consideration for the performance of plugging and/or remediation services or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies. Typical cash payment arrangements for plugging a well involve a payment in the amount of a percentage of the total estimated cost of the job at the time that equipment is moved on site, with final payment due upon completion of the work and delivery of the certification document (RRC Form W-3) required to be filed with the Texas Railroad Commission. PAR Texas has experienced limited bad debts to date. Management attributes this to the fact that the company policy is to, only upon the receipt of final payment, deliver the cementing affidavits required to be filed by the operator with the Texas regulatory authority indicating that the well was properly plugged in accordance with applicable state regulations and specifications.

The direct gross profit on the industry jobs presently being performed by PAR Texas is generally approximately 35%. Management believes that the gross profit margin on the same job, if performed for a government agency, could increase to 55%. If PAR Texas is able to obtain contracts from state agencies, the Company expects that payment would typically be received thirty days from the date of completion of the well(s) and all contract requirements, thus requiring that the Company have additional working capital to cover expenses before payment is received. PAR Texas is generally required to pay suppliers and subcontractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should PAR Texas be successful in expanding its customer base to include government agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

The primary government customer targeted by the Company is the State of Texas' Oil Well Plugging and Cleanup Fund (the "Cleanup Fund"), because of the continuously increasing number of oil wells being added to the State of Texas' inventory of wells requiring state-funded remediation. The Cleanup Fund, which was enacted by Texas Senate Bill 1103 in 1991, created new sources of revenue and authorized the Railroad Commission of the State of Texas to use the funds for the purpose of plugging abandoned or environmentally undesirable oil and gas wells. Each Railroad Commission District Office prepares bid contracts, referred to as extended service contracts, which typically group twenty to forty abandoned and plug-ordered wells that are available for bid by the Company and others. Company management believes that the abandoned and inactive wells that are candidates for state-funded plugging number in the tens of thousands as of the date hereof. This calculation is based upon management's belief that there are, on average, ten oil or gas wells, known as "stripper wells," producing, on average, less than ten barrels of oil per day, per each of 12,500 operators registered with the Railroad Commission listed in the Commission's inventory of wells requiring state-funded remediation. Further, wells are added continuously at the rate of 250 per month in an order of priority based on the perceived risk to human health and the environment. The Dallas Morning News stated that there are "as many as 17,000 wells abandoned across the state today..." on June 6, 2000. The past few years decline in the world price of crude oil has created severe economic hardships on many small and medium sized operators with "stripper" production. Due to the economic position in which they have been placed many operators voluntarily decided to shut-in or abandon their wells, or in the alternative, to not return to production after mechanical or equipment failure. The recent months' increase in prices has made some marginal production now economically viable. Yet many operators lack financial resources to reopen their wells, and still others await longer term price stability before making decisions on reopening wells.

In addition to the well plugging and clean-up operations, PAR Texas has the ability to serve industry in the oil well servicing business by utilizing the pulling machine equipment that the company has at its disposal, and other equipment that is available in the marketplace, if it has adequate working capital and can hire the necessary crews. Additional working capital would be required, because PAR Texas is generally required to pay suppliers for equipment and other supplies or services on a cash on demand, or "COD", basis. Accordingly, should PAR Texas be successful in expanding its customer base to include the industry well serving jobs, of which there is no assurance, its existing working capital may not be adequate to enable the Company to continue in operation without the receipt of additional funding.

In addition to oil well plugging and clean-up operations, PAR Texas serves as a reseller of construction equipment, steel pipe and tubulars and select used and reconditioned oil field equipment. These items are either obtained from the company's salvage operations or purchased outright for resale on the secondary market. The company is currently planning to resume remediation work on a Conoco, Inc., 58-mile salvage project that involves the recovery of at least 150,000 feet of three and one-half to six inch structural pipe which the Company intends to resell for construction and other applications. Management believes, without assurance, that the price obtainable for the recovered pipe will range from $.80 to $1.50 per foot and that P & A Remediation will incur costs of approximately $.30 per foot to gather and remove the pipe and additional expense to straighten, clean and/or ready the pipe for resale. The number of individuals employed by PAR Texas has increased from four in November 1998 to approximately eighteen as of the date hereof.

Competition. While PAR Texas has numerous competitors conducting plugging and pipe salvage operations in the north central and central west regions of Texas where it presently operates and a small number of capable oil well service and cementing businesses in various locations throughout the southwestern United States, the environmental remediation and salvage business is highly fragmented in general. That is, the business is characterized by a large number of companies which specialize in only one or a few, but not all, of the individual job service requirements. This requires an operator, at increased cost, to retain the services of a number of companies in order to complete the job of plugging a well. Further, management perceives many of its competitors to be undercapitalized. Accordingly, the Company's business plan involves the acquisition of related businesses and additional equipment and personnel so as to be capable of performing for the customer, on a turnkey basis and at reasonable cost, all of the individual job service requirements involved in the plugging of a single well. Company management believes that, should PAR Texas achieve its desired level of vertical integration, which could not be assured, the company would have a significant competitive advantage over its competitors. Achievement of this goal, however, depends upon the receipt by the Company of significant additional funding required to consummate the acquisition of, and operate, the acquired companies.

Regulation. The oil well plugging and remediation operations of the Company in the State of Texas are subject to regulation by the Oil and Gas Division of the Railroad Commission of the State of Texas (the "Railroad Commission"). As early as 1899, the State of Texas has had laws requiring oil wells to be constructed with wrought iron or steel casing and to be plugged upon abandonment for the purpose of isolating oil and gas from fresh water formations. While the purpose of these early laws was to protect oil and gas fields from contamination by fresh water, the laws have been retained today for the opposite purpose, the protection of the environment from contamination by oil, gas and their byproducts. The Railroad Commission's Oil and Gas Division was created by statute in 1919 to regulate oil and gas exploration and production operations in the state's numerous oil and gas fields. In the 1960's, the Railroad Commission undertook the plugging, using limited state funds appropriated from general revenues, of certain wells abandoned by a Railroad Commission-registered operator because of insolvency, negligence or otherwise. In 1983, a new state-funded well plugging fund was established and, in

1991, additional authority and funding was obtained by the Railroad Commission to address the growing problem of abandoned oil fields. In 1992, the rules for plugging wells were amended, including the enactment of more stringent requirements for monitoring and testing older, inactive wells having greater potential for damaging the environment. At one time recently, the Railroad Commission's plugging fund had a backlog of in excess of 1,800 wells requiring plugging and was engaged in the review of seventy contaminated oil fields as candidates for state-funded remediation. Company management believes that the abandoned and inactive wells that are candidates for state-funded plugging number in the tens of thousands as of the date hereof. This calculation is based upon management's belief that there are, on average, ten oil or gas wells listed in the Railroad Commission's inventory of wells requiring state-funded remediation per each of 12,500 operators registered with the Railroad Commission. Further, wells are added continuously at the rate of 250 per month in an order of priority based on the perceived risk to human health and the environment. The Dallas Morning News stated that there are "as many as 17,000 wells abandoned across the state today..." on June 6, 2000.

Current Activities. Since March 2000, the Company's well plugging and pipe sales operations in Texas have been suspended. Since June 2000, the Company's well plugging operations in Oklahoma have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and employees; financing requirements; and pending litigation. There can be no assurance as to when operations will resume.

SIMPCO, INC. (SIMPCO)

General. Simpco, a Texas corporation, was acquired by the Company in a transaction effective as of January 15, 1999, as a result of which the Company issued and sold a total of 850,000 newly-issued, restricted shares of Common Stock in consideration of the exchange therefor of 100% of Simpco's outstanding shares of common stock. Additional consideration for the acquisition was the issuance of a promissory note for $110,000 payable to the Simpco shareholders, and the assumption of $75,000 in Simpco or Simpco shareholders debt. Simpco was engaged in oil and gas remediation operations prior to the effective date of its acquisition by the Company on January 15, 1999. Since that date, Simpco has ceased all ongoing operations except as procurement agent for state contracts for PAR Oklahoma, and as the owner and lessor to P & A Remediation, also wholly-owned subsidiaries of the Company, as the lessees, of the used oil field and construction equipment, including, but not limited to, pulling machines, trucks, trailers, bulldozers, wireline vehicles and specialty machined tools, valued at approximately $960,000 as of the effective date on January 15, 1999, of the Company's acquisition of Simpco.

In addition to the equipment owned by Simpco on the date of its acquisition by the Company, Simpco leases to P & A Remediation other items of oil field and construction equipment acquired by the Company from unaffiliated third parties and assigned to Simpco subsequent to January 15, 1999. These items include a double triple workover rig, a cementing system, a water truck, a bulldozer, a wireline truck and all the specialty equipment necessary to cement oil wells, which are leased by the Company from Mr. Rodney W. Simpson (the uncle of Mr. Richard Simpson, a 8.21% shareholder of the Company) for a period of five years through March 17, 2004, pursuant to that certain Equipment Lease Agreement dated April 15, 1999. The lease provides for the payment of rental in the amount of $1,093 per month through March 17, 2002, and monthly rental payments in the amount of $818 commencing April 17, 2002, through March 17, 2004. Upon termination, or the earlier pay-off, of the lease, Simpco has the option to purchase the equipment for the sum of $10.00.

In addition to the above-described equipment, in a separate transaction, Simpco received from the Company other items of specialty oil field and construction equipment that are directly related to and used in conjunction with a double pole (single tubing) workover rig and water truck purchased by the Company from a then-employee of a Company subsidiary, Eddie J. Gober, pursuant to the terms of that certain Promissory Note and Bill of Sale dated March 29, 1999. The $15,700 note provides for payments of $1,000 per month, including principal and interest, on the anniversary date until paid in full.

In addition to the above-described equipment, in a separate transaction, Simpco received from the Company other items of specialty oil field equipment that are directly related to and used in conjunction with wire line truck and related equipment purchased by the Company from an unaffiliated person, Russell Auto Parts, pursuant to the terms of that certain Promissory Note and Bill of Sale dated April 12, 1999. The $8,000 note provides for payments of $500 per month, without interest, to start June 1, 1999 and thereafter monthly until paid in full. Monthly payments were made until January 1, 2000, when the holder of the note verbally agreed to alter the repayment terms of the original note to add three payments onto the end of the note and forgive the payments due in January, February, and March 2000, for and in consideration of the payment of $200 in fees, and the addition of interest to the then $4,500 balance at 10% for the balance of the term of the note. All other terms remained the same.

In addition to the above-described equipment, Simpco purchased a 1996 Ford F 350 Crewcab pickup truck from an unaffiliated person under an installment contract and promissory note dated May 14, 1999, for the purchase price of approximately $19,596. The contract requires the payment of a total of $15,775 in monthly installments over a period of three years commencing June 25, 1999, at an interest rate of 10% per annum.

In addition to the above-described equipment, Simpco received from the Company by assignment a 1995 Ford F350 Supercab pickup truck and a 1996 Ford F350 Crewcab flatbed truck, each of which was purchased from an unaffiliated person under promissory note and installment contracts. The purchase prices of the 1995 and 1996 Ford were approximately $17,995 and $19,657, respectively. The contract for the purchase of the 1995 Ford requires the Company's payment of a total of $15,000 in monthly installments over a period of three years commencing May 19, 1999, at an interest rate of 16.5% per annum. The contract for the purchase of the 1996 Ford requires the Company's payment of a total of $18,300 in monthly installments over a period of three years commencing December 16, 1999, at an interest rate of 17.5% per annum.

In the aggregate, Simpco leases or has purchased, subject to promissory notes, a variety of equipment and vehicles from a number of unaffiliated third parties. The lease which contains a purchase option upon expiration, will expire March 17, 2004. The lease requires monthly payments of $1,093. The equipment and vehicle purchase notes are payable with the latest final payment due in December, 2002, bear interest between 10% and 17.5% annually, and require aggregate monthly payments of approximately $3,200. No single equipment lease or purchase is essential to the continuing operations of PAR; further, equipment and vehicles of the type subject to the leases and purchase notes are generally available in the marketplace.

In addition to the above-described equipment, in multiple and separate transactions, Simpco has received from the Company various other items of specialty oil field and construction equipment that are directly related to and used in conjunction with the day to day operations of the Company and its subsidiaries.

Competition. As Simpco's only business is the leasing of equipment and vehicles to affiliates, and as a contract procurement agent for affiliates, it is not a revenue-producing operation of the Company, and is not subject to competition.

Regulation. As a lessor to affiliated companies only, the only regulations applicable to Simpco are vehicle licensing and weight requirements imposed by the states and the federal government.

Current Activities. Lease of equipment to affiliates has been suspended while the affiliates are being reorganized and refinanced, and are dealing in litigation.

P & A REMEDIATION, LLC. (PAR OKLAHOMA)

General. P & A Remediation, LLC, (hereafter PAR Oklahoma) is an Oklahoma limited liability company organized on October 31, 1999, by the Company. Field management and support staff of Company operations in the state of Oklahoma are employed by PAR Oklahoma. PAR Oklahoma leases the oil field equipment used in its business operations from the Company, Simpco, or unaffiliated third parties.

PAR Oklahoma's environmental remediation and salvage business involves the plugging of oil wells and the remediation and clean-up of oil fields in accordance with government rules and regulations applicable to the environment; as well as the salvage or purchase for resale on the secondary market of construction materials, pipe, steel tubulars and used and reconditioned oil field equipment. To the extent practicable, P & A Remediation performs its services, including testing, threading and reworking of steel pipe recovered from the field, at the oil field salvage yard purchased by the Company in Nowata, Oklahoma.

Working from a newly acquired location on leased railroad company land, in December 1999, the Company, acting through Simpco, successfully bid on and, in January 2000, was awarded the initial bid contract on the first phase of the Oklahoma Corporation Commission's management of the clean up project on the north shores of Oologah Lake in Rogers County, Oklahoma. For a combined total of $72,900 the Company committed to properly plug eighty one (81) abandoned and purging oil wells within the confines of a forty two square mile site that has several thousand wells to plug according to published statements by EPA officials.

Administered by the Oklahoma Corporation Commission, the United States Coast Guard, and the Environmental Protection Agency, according to published reports the well plugging project is the largest of its kind. To date more than eight hundred abandoned, unplugged wells have been identified within the area targeted by the project. Money from the Oil Spill Liability Trust Fund, a $50 million emergency response fund, will be used to finance the project. The fund, created by the Oil Pollution Act of 1990, is earmarked for cleaning up oil spills that are contaminating or threatening to contaminate the nation's waterways. Based upon EPA reports, Company management believes that the abandoned and inactive wells that are candidates for this project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. There can be no assurance that the project will continue, that the Company will win any of the contracts for the project, that the Company will have the resources to complete the work under any such contracts or that the Company, if it receives any such contracts, will be able to complete them profitably.

PAR Oklahoma desires to expand its customer base to include private and publicly-held oil and/or gas companies which are operators of oil wells and fields requiring PAR Oklahoma's plugging, remediation and/or salvage services, throughout the state of Oklahoma. The company's operations are presently limited to the northeast regions of Oklahoma. Since the commencement of business operations by PAR Oklahoma in November, 1999, and the award of the first phase of the EPA project in January 2000, the company's activities have included the plugging of all eighty-one wells, and have earned the $72,900 of the first awarded contract. Other than the initial EPA bid contract, the Company has been awarded other single well contracts from the OCC on jobs that are unrelated to the EPA cleanup project mentioned above. These state funded contracts have not been completed as of this date.

PAR Oklahoma is paid for its services under the guidelines of the Oklahoma Corporation Commission, the United States Coast Guard, and the Environmental Protection Agency on the Oologah Lake project in Rogers County, Oklahoma. Payment for services performed for industry in the oil well service business will be on a strict invoice contract basis. Company management has the discretion on whether or not to establish credit arrangements with its oil well service customers, but generally the company policy is to get payment upon completion of work, thereby eliminating the possibility of credit loss.

For anticipated plugging and clean up operations with private industry, PAR Oklahoma contemplates employing two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation operations, similar to its counterpart operating in the state of Texas.

Though the Company intends to work for industry predominantly on a cash or payment due upon receipt invoice basis, there will arise situations that call for other contractual agreements. These contractual arrangements are sometimes verbal and may be turnkey on specific oil wells or leases (groups of wells). Under the salvage type of contract, the Company receives as its compensation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by PAR Oklahoma as consideration for the performance of plugging and/or remediation services, or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies. Typical cash payment arrangements for plugging a well involve a payment in the amount of a percentage of the total estimated cost of the job at the time that equipment is moved on site, with final payment due upon completion of the work and delivery of the certification document (OCC Form 1003) required to be filed with the Oklahoma Corporation Commission. PAR Oklahoma has experienced limited bad debts to date because its sole business activity has been working with the OCC on a government funded project. The Company has a strategy to minimize any bad debt exposure in its operations in Oklahoma. Only upon the receipt of final payment, does the Company deliver the cementing affidavits required to be filed by the operator with the Oklahoma regulatory authority indicating that the well was properly plugged in accordance with applicable state regulations and specifications.

The geographic area typical of north east Oklahoma and southeast Kansas has a market of abandoned oil wells different (though in principle the same) from those that PAR Texas has encountered. Many of the wells drilled in this part of the United States were drilled with the technology of, and in the era of, the `oil boom' of the late 19th century. The producing horizon that is predominant in the area, and the horizon specifically encountered on the project mentioned, is significantly shallower that their counterparts in PAR Texas. Due to this profound difference, the kinds of equipment used in the region varies significantly from the Company's Texas operations. Much of the industry equipment that is not sufficiently heavy enough to work in the regions of Texas that PAR Texas works in, will work in the operations of Par Oklahoma. Due to this, and other factors, the direct gross profit on the industry jobs presently being performed by PAR Oklahoma, is generally approximately 55%. The gross profit margin on the same job, management believes, with no assurances, if performed for a government agency, could increase due to the volume of wells typically put into a bid package or the `emergency' time frame involved.

The negative facet of working for government is the cash flow from operations. Payment would typically be received thirty days from the date of completion of the well(s), all contract requirements, and invoicing, thus requiring additional working capital to cover expenses before payment is received. PAR Oklahoma is generally required to pay suppliers and subcontractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should PAR Oklahoma be successful in expanding its customer base to include government agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

For the specific project on the northern shores of Lake Oologah in Rogers County, Oklahoma, the Corporation Commission District Office prepares bid contracts, referred to as an `Invitation to Bid', which typically has grouped forty to one hundred abandoned and plug-ordered wells in an `Invitation to Bid', that is available for bid by the Company and others.

In the normal day to day operations of the office, the Corporation Commission District Office also prepares bid contracts for single wells (or small packages of wells) that are plug-ordered, or `emergency' wells that are available for bid by the Company and others. With the Company operating in the area, on similar jobs within the project, PAR Oklahoma has the capability to expand its market with only marginal increases in operating costs if the Company had the working capital to acquire more equipment for state 'emergency' well jobs. Additional working capital would also be required to fund expanded operations, because PAR Oklahoma is generally required to pay suppliers and subcontractors for equipment, other supplies and services on a cash on demand, or "COD", basis. Accordingly, should PAR Oklahoma be successful in expanding its customer base to include the `emergency' well jobs of government agencies, of which there is no assurance, its existing working capital may not be adequate to enable the Company to continue in operation without the receipt of additional funding.

In addition to the well plugging and clean-up operations, PAR Oklahoma has the ability to serve industry in the oil well servicing business by utilizing the pulling machine equipment that the company has at its disposal, and other equipment that is available in the marketplace, if it has adequate working capital and can hire the necessary crews. Additional working capital would be required, because PAR Oklahoma is generally required to pay suppliers for equipment and other supplies or services on a cash on demand, or "COD", basis. Accordingly, should PAR Oklahoma be successful in expanding its customer base to include the industry well jobs, of which there is no assurance, its existing working capital may not be adequate to enable the Company to continue in operation without the receipt of additional funding.

In addition to oil well plugging and clean-up operations, PAR Oklahoma serves as a reseller of construction equipment, steel pipe and tubulars and select used and reconditioned oil field equipment. These items are either obtained from the Company's parallel salvage operations or purchased outright for resale on the secondary market.

The pending purchase of the location from which PAR Oklahoma operates will afford an opportunity to supplement purchased operations by the Company in Texas, and give the Company the capability to increase the market price of steel tubulars it handles by threading and testing its inventory before resale. In March of 1999, the Company purchased the physical assets of Jeffries Pipe & Supply in north central Texas. The assets were comprised of steel testing and threading equipment, the facility being one of three facilities available to the open industry market in southern Oklahoma and central and west Texas. The Company chose to dismantle the assets and move them to the Ballinger, Texas, yard location. The Nowata leased yard location has a fully equipped and functionally similar, though smaller, pipe threading facility. Use of this facility, along with the establishment of operations of the previously acquired equipment, will allow PAR Oklahoma and PAR Texas to work together in the marketing of steel tubulars that are acquired by the Company in its salvage operations.

The Company will require additional investment and working capital to expand into this facet of its operations. PAR Oklahoma and PAR Texas are generally required to pay suppliers and subcontractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should the Company be successful in expanding its customer base to include government agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

Competition. While PAR Oklahoma has numerous competitors conducting plugging and pipe salvage operations in the north east regions of Oklahoma and south west Kansas, where it presently competes, and a small number of very capable oil well service and cementing businesses in various locations throughout the southwestern United States, the environmental remediation and salvage business is highly fragmented in general. That is, the business is characterized by a large number of companies which specialize in only one or a few, but not all, of the individual job service requirements; thus requiring an operator, at increased cost, to retain the services of a number of companies in order to complete the job of plugging a well. Further, management perceives many of its competitors to be undercapitalized. Accordingly, PAR Oklahoma's business plan involves the acquisition of related businesses and additional equipment and personnel so as to be capable of performing for the customer, on a turnkey basis and at reasonable cost, all of the individual job service requirements involved in the plugging of a single well. Company management believes that, should PAR Oklahoma achieve its desired level of vertical integration, which could not be assured, the company would have a significant competitive advantage over its competitors. Achievement of this goal, however, depends upon the receipt by the Company of significant additional funding required to consummate the acquisition of, and operate, the acquired companies.

Regulation. The oversight of oil well drilling, production, and plugging/ remediation operations in the state of Oklahoma is a division of the Oklahoma Corporation Commission (the "OCC"). The Oil & Gas Conservation Commission has the mission statement `... to balance the rights of all parties, assist the domestic oil and gas industry, protect and preserve the environment, conserve the natural resources, and enforce the applicable rules and statutes of our state with the highest degree of honesty and integrity for the people we serve.' Like other states, in the late 19th century, the south west United States `oil boom' required oversight. Created by statute, the OCC was created to regulate oil and gas exploration and production operations in the state's numerous oil and gas fields. The Company is also subject to federal jurisdiction when operating within the confines of federal or Indian lands.

Current Activities. Collection of the Company's receivable for the EPA contract has been delayed by a lawsuit filed in the state of Oklahoma by former employees and associates of the Company. Management believes that this will be resolved in favor of the Company. The Company has suspended bidding on additional contracts, pending reorganization and refinancing, as well as the completion of the litigation.

CYBER CITIES TECHNOLOGIES, INC. (CCTECH)

General. Cyber Cities Technologies, Inc. (hereafter CCTECH), is a Hawaii corporation organized on December 30, 1999, by the Company, to operate the internet service assets in Hawaii that the Company acquired as of January 1, 2000, from Cyber City Honolulu, Inc (hereafter CCHONO).

CCTECH is engaged in the service of an existing client base in the Hawaii regional internet service market. This client base of about 2,500 consists of approximately (a) 80% conventional residential dial up access accounts, (b) approximately 10% business access accounts, and (c) approximately 10% Asynchronous Data Subscriber Line (ADSL) access. CCTECH maintains two resellers of its services to the resellers' client base, which represents approximately 15% of the conventional dial up access customers. Prior to the consummation of the asset acquisition, CCHONO had been in business for three years in the Honolulu market and for one year in the Wailuku market on the island of Maui. For those three years, according to published company information, CCHONO experienced an average growth rate rate of 34% each year in gross revenue, while maintaining expense growth to 21% annually. Gross revenue for CCHONO for 1999 was approximately $ 425,000. Gross revenue since its acquisition on January 1, 2000, through June 30, 2000, was $253,900. CCHONO's limited capitalization and cash / banking position would not allow for it to take advantage of the increase in its market to fulfill the needed growth in the operation of the company.

CCTECH uses two major Internet Access wholesalers, GTE Hawaiian Telephone, Inc. and AT&T Internet Access. It employs access equipment, leased to ensure the latest technology available to the consumer, to allow the client's computer to call for access on a local exchange. This equipment, originally leased from Ascend Communications, is presently provided by Lucent Technologies, Inc. (following the recent acquisition of Ascend Communications by Lucent Technologies, Inc). This equipment currently is state of the art and requires limited upgrading to service its regional market at this time. The growth pattern of this market is such that CCTECH is now capable of serving regional growth with negligible growth of expenses, through the substitution of new equipment leases in place of matured leases, resulting in increased profit. However, should CCTECH be successful in expanding its customer base significantly, of which there is no assurance, without sufficient equipment capacity upgrades, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding. CCTECH distributes licensed software, from both Microsoft and Netscape, customized to provide the user with the easiest possible installation of the system settings.

CCTECH offers computer consulting services to home and business network customers. These services represent a significant growth area for this business, as the traditional business client represents only approximately 10% of CCTECH's revenue. These services are provided to advise the client on the type of network to be developed, necessary security measures, type of equipment to be used, and, if necessary, to build the desired network for the customer. Internet web based work is performed in two ways. The first is the traditional small web page product which is performed in-house, and the second is the larger project requiring specialty work, such as e-commerce or extensive graphics work, which CCTECH sub-contracts to professional designers. One area of growing interest is the creation of Virtual Private Networking (VPN), which is one mechanism that allows a company to have telecommuting employees. This is done through the use of a provider, such as Cyber Cities Technologies, Inc., and ideally access such as Asynchronous Data Subscriber Line (ADSL), and the recommended network equipment on the client's site. Management believes that this type of access is the only platform currently available at commercially reasonable prices that allow the security necessary to meet the client's security needs.

CCTECH offers both residential and business consumers an access connection referred to as Asynchronous Data Subscriber Line (ADSL). This type of access does not require the client computer or network to "Dial-up" the access network, but provides a continuous connection through the current phone line. This type of access has two major benefits to CCTECH's client base: one is the need for only one phone line, and the other is the high speed of the connection. This type of networking represents approximately 10% of the corporation's revenue and has grown to this point in less than 7 months, following the introduction of the product by GTE Hawaiian Telephone. GTE Hawaiian Telephone, Inc. is in the process of upgrading the remaining areas of the State of Hawaii to enable consumers to choose this alternative network connection. Most subscribers find that the convenience of continued use of the lone phone line while using their computer on the Internet has proven its worth. This is additionally an ideal solution for many of the businesses in Honolulu, where building infrastructure does not support the addition of any more phone lines. This solution, teamed with an aggressive Internet Service Provider, has enabled several businesses to free two or three of their existing phone lines that have been recently used for Internet Access. This area also represents a large target area for growth.

Competition. While CCTECH has numerous competitors in its region of operations, it has several market advantages. With the pricing of its services, CCTECH's predecessor had a historical growth pattern in excess of its competition. According to published company information, since the beginning of Cyber City Honolulu, Inc. in 1996, there have been nine regional competitors created. None are in existence today. CCTECH's primary and largest competitor has been in the market for over twice the period and has begun expanding to the other islands during its latest fiscal year. While the primary regional competitors continue to experience moderate growth in the Hawaii market, few have experienced the historical growth of this operation. The single largest competitor in the market to the dial up regional Internet Service Provider is the cable modem system in use in Honolulu, by Oceanic Cable, a subsidiary of Time Warner, Inc. With availability limited to certain service areas, cost is a factor affecting cable services. With cost and required reliability comparable to the capabilities of the telephone system, consumer loyalty is dependent on reliability as well as speed. In the last half of 1999, consumers, both residential and business clients, have added security to the list of desires to keep loyalty. The only present solution for the required security is the Asynchronous Data Subscriber Line (ADSL) connection discussed earlier.

Industry Regulation and Changes. While to date there has been no regulation of content or commerce utilizing the Internet, there are several potential changes that the industry may potentially feel. There are a number of Internet Service Providers (ISP's) that are engaged in the profitable area of Long Distance Telephony, which is presently not regulated in any fashion. While there have been several attempts to classify these ISP's as Long Distance Carriers and Surcharge their services as are the Long Distance Phone Carriers, none have been successful at introducing any type of taxation to date. Additionally, currently there is no Federal or local taxation of the commerce conducted over the Internet.

EMPLOYEES AND CONSULTANTS

Mr. Bryan L. Walker, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company is also the President and a director of Yankee Development and Simpco; a vice president and director of Cyber Cities Technologies, and a manager of P & A

Remediation, both the Texas & Oklahoma entities. He has approximately fifteen years of experience since 1984 as a consultant to various independent oil companies and travel consulting firms / agencies in the State of Texas.

Mr. Richard C. Smith, the Treasurer, Chief Financial Officer and Member of the Board of Directors of the Company, is also the Treasurer and director of Yankee Development; the Secretary/Treasurer and director of Simpco; and the Chief Financial Officer, Secretary/Treasurer of Cyber Cities Technologies; and a manager of P&A Remediation, both the Texas & Oklahoma entities. He has approximately twenty nine years in public accounting and has been the Comptroller of several independent companies in the State of Texas.

Mr. Michael L. Bacon, a Vice President and Member of the Board of Directors of the Company, serves as a Director and CEO and President of CCTECH. Mr. Bacon previously served as the Chairman of the Board of Directors and CEO of Cyber City Honolulu, Inc. from November 1996 until selected assets were acquired by Basic Technologies, Inc. Enlisting in May of 1980 and based in Honolulu, Mr. Bacon served the United States Navy as Assistant Engineer on various nuclear powered naval vessels from May 1980 until retirement May of 2000.

Mr. Derek T. Smith, the Secretary and Member of the Board of Directors of the Company, has been employed by CSC Consulting Group since 1996, and currently as a principal consultant. CSC is a division of Computer Sciences Corporation, a public company located in El Segundo, California. From August 1994 through July 1996, he was employed as a senior consultant by Hogan Systems, Inc., a publicly-held consulting company with offices in Dallas, Texas, that was acquired by Computer Sciences Corporation in August 1996. Mr. Smith was employed, from January through July 1994, by the U.S. Small Business Administration as a senior loan officer, disaster relief. From October 1988 through May 1992, he was employed in the position of market cost analyst by Electronic Data Systems, Dallas, Texas.

Mrs. Laura N. Walker, a Member of the Board of Directors of the Company, is also the Secretary of Yankee Development, and has approximately fifteen years of experience in the retail travel agency and travel consulting business. For the past twelve years, Ms. Walker has been a solo destination consultant dealing strictly in destinations within the islands of the state of Hawaii.

As of the date hereof, the Company has six full-time employees and eleven part-time employees. Of the full time employees , six are engaged in administration. Of part-time employees, eight are engaged in operations and three are clerical in nature. Of said employees, executive positions, including Messrs. Bryan L. Walker and Richard C. Smith have been employed by the Company without cash compensation through the date hereof, except for Michael L. Bacon. See "Executive Compensation" below for a description of the equity ownership interests in the Company of all of its executive officers and directors, including Messrs. Walker and Richard C. Smith. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

(c) REPORTS TO SECURITY HOLDERS

General. The Company delivered its an annual report to holder of its common stock as part of its notice of the annual meeting of security holders held on July 11, 2000. The Company voluntarily sends an annual report, complete with audited financial statements to all interested parties in the Company.

Commencing with the filing of Form 10SB on June 12, 2000, the Company will make periodic filings with the Securities and Exchange Commission as required by the commission's regulations. The public may read and copy any materials filed by the Company at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically, such as the Company, at http://www.sec.gov. The Company also maintains current information at its website, http://www.basictech.com and its related links.

ITEM 2. DESCRIPTION OF PROPERTY.

Oil Development Projects and Acquisitions - Company Reserves, Production and Discussion. The following discussion of the Company's properties and potential capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" under Items I. & 2. for a discussion of factors which could affect the outcome of the forward-looking statements.

Oil Reserves. The Company owns a working interest in proven, developed oil reserves on approximately 2,300 acres in western Texas known as the Yankee (Canyon Sand) Field Unit, MA., RRC No. 03215, of Tom Green County, Texas, as set forth in that certain Unit Agreement as recorded in Volume 405, Page 609 of the Deed Records of Tom Green County, Texas. The acquisition cost of $3,711,000 assigned to the reserves at the time of their acquisition in April 1998 represents the discounted net present value of net revenues, and was calculated based upon the then market price of $15.00 per each of 880,000 recoverable barrels of oil, less development and operating costs, discounted at a rate of 10%.

Future Plans. With a continuation of the current world market and pricing for crude oil, the Company plans to initiate a plan to raise sufficient capital to properly drill and complete the required number of wells to prove or disprove the Company's field's reserve study. This could possibly mean the drilling of up to twenty (20) wells, at a total cost of up to $1,300,000. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will generate any revenues or achieve profitability from the production of the proven, developed reserves owned as of the date hereof or from oil and/or gas properties, if any, acquired in the future.

Average Sales Prices and Production Costs. The Company has not produced its sole producing property long enough to establish average costs against its approximate income of $3,100 during the fiscal year.

i) the average sales price (including transfers) per unit of oil produced and of gas produced was $22,00;

ii) the average production cost (lifting cost) per unit of production is not ascertainable.

Productive Oil and Gas Wells. The following table summarizes the productive oil and gas wells as of June 30, 2000 attributable to the Company's direct interests. Productive wells are producing wells and wells capable of production.

Productive Wells - Grace Bell Lease, Archer County, Texas

                    Oil                     2
                    Gas                     0

Oil and Gas Acreage - Proved Reserve Quantities. The following sets forth the undeveloped and Proven Developed Oil Reserves leasehold held directly by the Company as of June 30, 2000. Proved Developed Oil Reserves is acreage offsetting acreage which is spaced or assignable to productive wells within a known productive strata supported by geological and production analysis and /or study. This undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.

a. Proven Developed Oil Reserves acreage 1120 acres
Yankee Unit, Tom Green County, Texas 2358 acres total

b. Proven Developed Oil Reserves acreage 4 acres
Grace Bell Lease, Archer County, Texas 8 acres total

Drilling Activity. The Company has not had drilling activity on its owned properties.

Present Activity and Commitments. The Company is presently producing only the Grace Bell Lease, and has no delivery or drilling commitments.

Locations. The Company has eight locations, including (i) its leased executive offices located at 1026 West Main Street, #208, Lewisville, Texas 75067; (ii) a five-acre tract of land located in Young County, Texas, on which a metal building is situated; (iii) a leased building situated on three and one half acres in the City of Olney, Texas; (iii) a leased yard location situated on five and one half acres in Young County, Texas, known also as 505 Knox Street, Olney, Texas; (v) for a portion of the year, a leased building situated on five acres north of Ballinger, Texas, used by Simpco prior to its acquisition by the Company; and two acres north of Ballinger, Texas, used as storage; (vi) a leasehold facility under lease and purchase contract, including three buildings and a pipe threading and testing facility on leased railroad land in the City of Nowata, Oklahoma; (vii) a leased office location of approximately fifteen hundred (1,500) square feet, located upstairs in an industrial building at 2628 Ualena Street, Suite C, Honolulu, Hawaii 96819; and (viii) a leased office location of approximately eight hundred (800) square feet, located downstairs with retail front in an industrial building at 355 Hukilike Street, Suite 103, Kahului, Maui, Hawaii 96732. The Ballinger and Olney facilities were used by PAR Texas for its oil well plugging, remediation and salvage operations. The Nowata facilities were used by PAR Oklahoma for its oil well plugging, remediation and salvage operations. The Honolulu and Kahului, Maui, facilities are presently used by CCTECH for its internet service provider and computer consulting operations. The Company anticipates that these facilities will be adequate for its foreseeable future needs.

The executive offices of the Company are comprised of approximately 300 square feet of space in the DFW Metroplex located in Lewisville, Texas, approximately ten miles north of the Dallas/Fort Worth International Airport. The space has been rented from an affiliate of the Company on a month-to-month basis at the rate of $250 per month since July 1, 1999.

The Company owns a tract of land containing five acres located within the Texas Emigration and Land Company Survey No. 178, Abstract No. 425, in Young County, Texas, immediately north of State Highway No. 79. A fenced-in, metal building, comprised of approximately 1,600 square feet in sound structural and functional condition, is situated on the property. The acreage and facility were purchased by the Company from a non-affiliate on March 19, 1999, for a total purchase price of $12,500. The property is subject to that certain Promissory Note Secured by Deed of Trust dated March 19, 1999, in the principal amount of $11,500, payable in installments of approximately $245 per month commencing on May 1, 1999, and terminating on April 1, 2004. The note bears interest at the rate of 10% per annum. In the opinion of management of the Company, the facilities are adequately covered by insurance. P & A Remediation presently uses the land and building for storing equipment.

For a portion of the year, the Company leased a yard comprised of approximately five acres with an office building and pipe yard located thereon one to two miles north of Ballinger, Texas, on U.S. Highway 83 (also known as 11816 U.S. Highway North). The Company also leases a two acre location one mile north of this location for storage. The Company uses both acreages and facilities for remediation and salvage activities..

The Company leases a house and lots on approximately five and one-half acres located at 505 Knox Street, Olney, Texas, which it uses as an oilfield salvage yard. The yard was originally leased from a non-affiliate for a period of one year through November 30, 1999, at an annual rent of $6,600 payable in monthly installment of $550 each. The lease was renewable for a period of one year; at the expiration of which year the Company has the option to purchase the property. By continuing rental payments, the Company novated the agreement and renewed the lease on the Olney yard for the additional one-year period provided. Management believes that the terms for renewal are comparable to those available for the lease of comparable facilities in the surrounding Olney area.

On a short term lease, the Company leases an office building and shop facility on approximately three and one-half acres located at 480 South Highway 79, Olney, Texas, which it used as a base of operations from July 1999 up to January 2000, when the facility was closed pending the establishment of full scale operations in the Company's Nowata, Oklahoma, yard. The yard is leased from a non-affiliate for the consideration of general maintenance and improvement of the leasehold estate and premises. The agreement is renewable for an undetermined period of time. The Company has received a verbal agreement and option to purchase the property, for $60,000 USD. The Company intends to renew and maintain the lease on the Olney yard for the period provided. Management believes that the terms for renewal are significantly below market to those available for the lease of comparable facilities in the surrounding Olney area.

The Company is negotiating the purchase of the leasehold estate which includes two buildings and a pipe threading and testing facility, located on leased railroad land within the City of Nowata, Oklahoma. The former pipe dealer and supply store located at 208 East Modoc, Nowata, Oklahoma 74048, will be acquired by the Company under an asset purchase agreement for a total of $62,500. Closing is pending.

The Company leases office space of approximately fifteen hundred (1,500) square feet, located upstairs in an industrial building at 2628 Ualena Street, Suite C, Honolulu, Hawaii 96819. The space is leased from a non-affiliate for a period of five years from January 1997 through December 31, 2001, at an annual rent of $15,600 payable in monthly installment of $1,300 each.
The lease does not have renewal provisions in the agreement, but the Lessor has indicated its willingness to renew at market rates and terms. Management believes that the terms of the lease and subsequent renewal are comparable to those available for the lease of comparable facilities in the surrounding Honolulu area.

The Company leases retail front office space of approximately eight hundred
(800) square feet, located downstairs with retail front in an industrial building at 355 Hukilike, Suite 103, Kahului, Maui, Hawaii 96732. The space is leased from a non-affiliate for a period of five years from May 1998 through April 30, 2003, at a floating (based on CAM) annual rent of $12,000 payable in monthly installment of $1,000 each. The lease does not have renewal provisions in the agreement, but the Lessor has indicated its willingness to renew at market rates and terms. Management believes that the terms of the lease and subsequent renewal are comparable to those available for the lease of comparable facilities in the surrounding Honolulu area.

The Company's current investment policy with respect to real estate is to purchase in fee simple 100% of the interest in a particular real property that is expected to be useful to the Company as a site on which to conduct business operations. Accordingly, the Company's primary purpose for investing in real estate is not the realization of capital gain or income, although it is possible that such benefits may be realized. There are no limitations on the percentage of assets which may be invested in any one investment, or type of investment, and such policy may be changed without a vote of the Company's shareholders.

ITEM 3 LEGAL PROCEEDINGS.

Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgments against the Company or its subsidiaries except as described below.

PAR Texas with current trade accounts payable of $134,000, is involved in some disputes on open accounts, five of which have resulted in suits on sworn account being filed in three counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $35,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities.

On January 28, 2000, in the 119th District Court of Runnels County, Texas, Winters Oilfield Supply filed a suit on a sworn account under Cause No. 13,050 alleging non-payment of $5,405.85 requesting judgment for the plead amount, pre-judgment interest, costs, and $1,000 in attorney's fees. On June 29, 2000, The Court granted a default against the Company. A motion for new trial was filed, and denied without hearing by the Court. Prior to such hearing, Plaintiff Winters, acting through attorney Kenneth Slimp, agreed to accept payments on a note that was executed under an agreement to not take judgment with Slimp. The matter is still pending in the Court. On March 14, 2000, in the 70th District Court of Ector County, Texas, Pesco, Inc., filed a suit on a sworn account under Cause No. 108,790 alleging non-payment of $3,051.98 requesting judgment for the plead amount, pre-judgment interest, costs, and $1,000 in attorney's fees. The matter is pending in the Court. On April 26, 2000, in the County Court At Law No. 1, of Taylor County, Texas, Hughes Diesel Service, Inc., filed a suit on a sworn account under Cause No. 18719 alleging non-payment of $2,369.09 requesting judgment for the plead amount, pre-judgment interest, costs, and $1,500 in attorney's fees. The matter is pending in the Court. On May 26, 2000, in the County Court At Law No. 1, of Taylor County, Texas, Angelo Properties, Inc., filed a suit on a sworn account under Cause No. 18739 alleging non-payment of $6,443.28 requesting judgment for the plead amount, post-judgment interest, costs, and $1,500 in attorney's fees. The matter is pending in the Court. On August 31, 2000, Bridon American Corp, d/b/a Stoehr Wire Rope of Texas, Inc., filed a suit on sworn account under Cause No. J00-081J3, in the Justice Court, Precinct Three, Denton County, Texas, alleging non-payment of $1,428.00 requesting judgment for the plead amount, pre-judgment interest at 6% from May 19, 1999, costs, and $500 in attorneys fees. The Company has yet to answer the matter, and it is pending in the Court. On August 18, 2000, Bowne of Dallas, Inc., filed a suit on account under Cause No. J00-01714B, in the Justice Court, Dallas County, Texas, alleging non-payment of $2,166.07 requesting judgment for the plead amount, pre ad post-judgment interest, costs, and attorneys fees. The Company has yet to answer the matter, and it is pending in the Court.

In late August 2000, the Company filed suit in Denton County, Texas, to enforce compliance with non-competition agreements with former employees and former owners of Simpco. The matter is pending before the Court.

Other than the above, there are two known lawsuits as of the date of this report that the Company is involved in. Both involve the former owners of Simpco, Inc., which the Company purchased in January 1999. In a suit filed in the federal court in Oklahoma, the former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco,

Inc., and seek to return their 850,000 shares of the common stock of the Company and the Company's $110,000 promissory note, in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. In a suit filed in the state court in the County of Nowata, Oklahoma, the former owners and former employees of the Company allege non-payment of wages and sub-contracted amounts of money due under an alleged agreement with the Company. Management believes that both suits are without merit and intends to defend both suits vigorously.

Management further believes that the worst case scenario in the federal matter to be the return of the assets of the Simpco transaction for redemption of Common Stock, as well as the cancellation of the $110,000 promissory note. This would have the effect of reducing the Company's assets by approximately $960,000 with a corresponding reduction in equity and liabilities. No loss on the income statement would be incurred in this scenario. Management believes that the worst case scenario in the state court matter to be a loss of an undetermined portion of the accounts receivable due from the state of Oklahoma.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through solicitations of proxies or otherwise.

The Annual Meeting of Shareholders of Basic Technologies, Inc., (the "Company") was held at the Hampton Inn, 885 South Stemmons Freeway, Lewisville, Texas, on Tuesday July 11, 2000, at 9:00 A. M., CDT, for the following purposes :

     (1)  the election of directors;

     (2) transacting such other business as may properly come before such meeting.

May 31, 2000 had been fixed as the date of record for determining shareholders entitled to receive notice of and to vote at the Annual Meeting.

The annual report submitted with the notice of the meeting consisted of the following :

"On June 12, of this year, the Company filed its registration statement under the provisions of the Securities Exchange Act of 1934. The Registration Statement on Form 10-SB filed with the United States Securities & Exchange Commission with its related exhibits; independent auditors report for year ending 30June99; and financial statements for the most recent nine (9) months ending 31March00 of the Company, is available for public viewing in the Edgar Archives of the Securities & Exchange Commission (at http://www.sec.gov) .

Since the Company is now in the internet industry, and businesses in general are moving into the electronic age, the Directors have determined that it would be appropriate for this year's annual report to be presented in this format. Should you not have access to the internet, the Company will be pleased to provide you with a copy of the annual reports, upon written request.

All operational data on the company and its subsidiaries, including financial statements, and filings with the Securities & Exchange Commission, is available at the Company's web page at http://www.basictech.com on the internet."

o See Form 10SB Registration Statement filed June 12, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. There has been no established public trading market for the Common Stock since the Company's inception on January 21, 1998.

     (b) Holders. As of June 30, 2000, the Company had 68 shareholders of record of its 7,759,857 issued and outstanding shares of Common Stock, $.00001 par value per share.

     (c) Dividends. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10KSB. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors, including those referred to in Factors Affecting Future Operating Results.

Overview. The Company was founded in January 1998. Since then, by business combinations, we have established a presence in two diverse industries. In the environmental remediation and cleanup (oil well and field hazardous sites) industry, we entered by acquiring the assets and operations of a private company, and subsequently created two operating subsidiaries to take advantage of business and market opportunities. The retention as full-time employees of key management of the private company was pivotal to the natural development of the business' growth. The Company recently entered the internet and computer consulting business with the acquisition of a growing internet service provider (in Honolulu), which has a blended consumer dialup and business customer base.

With adequate equipment and working capital financing, we are poised to become a significant provider of oilfield environmental remediation and cleanup services in the states of Texas and Oklahoma. With proper planning and financial backing, our internet presence can expand in hosting domain-based Web sites, and become a significant provider of high speed connectivity and enhanced services in the State of Hawaii. Expanding from this market focus (basic internet and high speed service) applications, such as electronic commerce and virtual private networks based on Internet communications links, could be brought to smaller population centers, and to small and medium sized businesses on the mainland US and Pacific Rim. As of June 30, 2000, on Oahu and Maui, the Company served approximately 2,500 customer accounts, including hosted Web sites and resellers.

From the time of our inception, the Company has raised limited amounts of capital through the private placement and negotiation of short and intermediate term promissory notes, relying heavily on the monetary backing of key management and control persons. Since its organizational funding of $27,250, through private placements the Company has sold $34,500 in common stock. The Company's three major acquisitions, and the bulk of the Company's assets, have been acquired by the issuance of restricted common stock. The remainder of its asset acquisition has been funded through seller financing and cash expenditures. The Company has used income from operations and loan proceeds from short term and stockholder notes to expand to its position today. We expect to use the proceeds of sales of debt and equity securities, through both public and private offerings, to further our strategic acquisition and investment strategy, and to fund our operations in all industries in which the Company operates.

Plan and Results of Operation The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development, Simpco, and Cyber Cities Technologies, and two limited liability companies, PAR Texas and PAR Oklahoma (hereafter collectively "P & A Remediation"). Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. Through P & A Remediation, the Company performs environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. Cyber Cities Technologies provides high speed internet access for residential and business customers in Hawaii.

For the period from inception (January 21, 1998) through June 30, 2000, the Company had approximately $ 836,000 in total revenues and $ 381,000 in gross profit on sales, and net operating expenses aggregating $ 841,000. As a result, the Company had a net loss in the amount of $(460,000), $.08 per share attributable to common stockholders.

The Company proposes to increase its oil well plugging, remediation and salvage business in its current regions of operation in Texas and Oklahoma, and expand such operations to the States of Kansas and New Mexico. Since March 2000, the Company's well plugging and pipe sales operations in Texas have been suspended. Since June 2000, the Company's well plugging operations in Oklahoma have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and employees; financing requirements; and pending litigation. There can be no assurance as to when operations will resume. Management does not foresee Yankee Development's conducting additional development operations on its existing properties or exploring for oil and gas elsewhere, until sufficient capital is raised to prove the production capabilities of the field. The Company intends to pursue available opportunities in the oil and gas business, including the acquisition of additional proven, developed reserves, equipment and personnel, and to expand its business through the acquisition of businesses related and unrelated to the oil and gas business. If the Company is unable to generate sufficient revenue from operations, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

The Company proposes to create a world wide market distribution system for oil & gas tubulars, equipment, and related products under synergies with its internet subsidiary, utilizing the Company's presence on the World Wide Web and the Internet on its domain `oilfieldjunk.com'. Significant steps are being made by competitors in similar endeavors at the time of this writing.

Because of understaffing in the oilfield equipment marketing department of the Company, and its corresponding lack of training in this relatively new marketing venue, the Company has decided to take the position to `wait and see' what the competition develops.

The Company proposes to increase its core business of dial up internet service in its current regions of operation on Oahu and Maui, and expand such operations to the islands of Kauai and the Big Island of Hawaii. The Company plans to develop a national presence to make web page hosting and computer consulting available to customers world wide in the coming months and years.

Comparability of Year-to-Year Results of Operations The table below reflect the operations of the most recent two fiscal years. Due to the short period of Company existence, the comparable periods of financial and operating activity may not accurately reflect the potential operations of the Company. The prior fiscal year ending June 30, 1999 consisted of only about four months of revenue-producing activities, preceded by an additional three months of start up activities.

                                        Year End          Year End
                                        June 30, 1999     June 30, 2000
                                        -------------     -------------

Revenues                                $    124,589      $    710,679
Cost of Sales                                (94,859)         (359,257)
                                        ------------      ------------
Gross Profits                           $     29,730      $    351,412

Operating Expenses                          (204,967)         (873,793)
                                        ------------      ------------

Net Loss From Operations                $   (173,237)     $   (522,379)
Tax Benefits and Other Income                 58,559           179,157
                                        ------------      ------------

Net Loss                                $   (116,678)     $   (343,222)
                                        ============      ============

Revenue. The Company's revenues are limited, as of the date hereof, to those generated by CCTECH in its business of internet service provider in Honolulu, Hawaii; and from P & A Remediation from oil well plugging, remediation and salvage operations in the states of Texas and Oklahoma. Limited revenues have been realized from oil or gas production from company acquired producing oil & gas leases.

Most of the internet service provider revenue is received from customers who purchase basic internet service, hosting products, high-speed Internet connectivity, and other enhanced value Internet services. The Company hopes to offer a broad range of connectivity options to its customers including dedicated, digital subscriber lines, integrated services digital network, frame relay and dial-up connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time setup fee under those agreements. These charges vary depending on the type of service, the length of the contract and local market conditions. Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the amount of disk space and transit required by the customer.

Other potential enhanced services include (but are not limited to) e-commerce; virtual private networks permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers; security services; co-location services, which include leased space, connectivity and support services in specialized facilities for customers that wish to place their own equipment and software in our secure, controlled facilities; consulting; and, the sales of equipment and customer circuits.

Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

Revenue is generated from two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation operations. Under the salvage type of contract, the Company receives as its compensation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by P & A Remediation as consideration for the performance of plugging and/or remediation services or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies.

The direct gross profit on the industry jobs performed by PAR Texas is generally approximately 35%. Management believes that the gross profit margin on the same job, if performed for a government agency, could increase to 55%. If PAR Texas is able to obtain contracts from state agencies, the Company expects that payment would typically be received thirty days from the date of completion of the well(s) and all contract requirements, thus requiring that the Company have additional working capital to cover expenses before payment is received. P & A Remediation is generally required to pay suppliers and subcontractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should P & A Remediation be successful in expanding its customer base to include government agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

The Company's plan (in Texas) calls for the primary government customer targeted by the Company to be the State of Texas' Oil Well Plugging and Cleanup Fund (the "Cleanup Fund"), because of the continuously increasing number of oil wells being added to the State of Texas' inventory of wells requiring state-funded remediation. Company management believes that the abandoned and inactive wells that are candidates for state-funded plugging number in the tens of thousands as of the date hereof. This calculation is based upon management's belief that there are, on average, ten oil or gas wells, known as "stripper wells," producing, on average, less than ten barrels of oil per day, per each of 12,500 operators registered with the Railroad Commission listed in the Commission's inventory of wells requiring state-funded remediation. Further, wells are added continuously at the rate of 250 per month in an order of priority based on the perceived risk to human health and the environment. The Dallas Morning News stated that there are "as many as 17,000 wells abandoned across the state today..." on June 6, 2000.

In addition to oil well plugging and clean-up operations, PAR Texas serves as a reseller of construction equipment, steel pipe and tubulars and select used and reconditioned oil field equipment. These items are either obtained from the company's salvage operations or purchased outright for resale on the secondary market. The company is currently planning to resume remediation work on a Conoco, Inc., 58-mile salvage project that involves the recovery of at least 150,000 feet of three and one-half to six inch structural pipe which the Company intends to resell for construction and other applications.

Cost of Sales and Services. Cost of internet service consists primarily of local telecommunications expense. Local telecommunications expense is primarily the cost of transporting data between a customer's place of business, and the Company's local points of presence as gateway to the internet. Customer's cost of service also includes internet access expense and the cost of equipment sold to customers.

Cost of oilfield remediation services consist principally of direct labor; contracted services; and in-hole material (cement, drilling gel, and water) and equipment supplies.

Cost of sales consists of the purchased cost or earned cost of oilfield pipe and equipment that has been sold.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, rent and utilities. Such expenses also include the expenses of general management, technical labor, customer care and accounting.

General and administrative expenses are expected to continue to increase in absolute dollars, but decrease as a percentage of total revenue as revenue growth continue can outpace general expenses.

Both the internet operations and the oilfield remediation operation have the opportunity to acquire scalable systems that can limit the number of additional personnel and the need for additional office space to support incremental revenue. The company expects these systems will result in the ability to add significant additional revenue at low incremental costs. Although we expect to continue to reduce our operating losses as a percentage of revenue, there can be no assurance that we will be able to do so, or that the rate of any reduction in losses will be as rapid as we expect.

Depreciation and Amortization. Depreciation is provided over the estimated useful lives of assets ranging from three to fifteen years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Additional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

Other expenses. Other expenses consist primarily of interest expense.

Liquidity and Capital Resources. Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of June 30,2000, the Company had approximately $22,300 in cash and cash equivalents and $108,000 in current receivables.

The Company also has significant debt service requirements. At June 30, 2000, our secured liabilities were $623,000 and the expected annual interest expense associated with it is approximately $70,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

Our anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate our business and our ability to raise additional funds. Accordingly, we may need significant amounts of cash in excess of our plan, and no assurance can be given as to the actual amounts of our future expenditures. We will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable us to meet our debt service obligations. There can be no assurance that we will have sufficient financial resources if operating losses increase or additional acquisition or other investment opportunities become available.

We expect to meet our capital needs for the next 3 months with cash on hand and operating cash flow, and beyond 3 months, with the proceeds from the sale or issuance of capital stock, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent on obtaining positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

Forward-Looking Statements. The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by the Company. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of our acquisition of, or investments in, existing affiliates, the revenue and profitability levels of the affiliates in which we invest, the anticipated reduction in operating costs resulting from the integration and optimization of those affiliates, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based on current expectations and a variety of assumptions relating to our business, which, although we consider them reasonable, may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.

Financial Condition, Capital Resources and Liquidity. At June 30, 2000, the Company had assets totaling $6,328,683 including current assets in the amount of $439,034, fixed assets, including land, building and equipment (less accumulated depreciation) in the amount of $1,289,328 and $4,600,321 in other assets (primarily proved, developed oil reserves). Since the Company's inception, it has received $62,000 in cash contributed as consideration for the issuance of shares of Common Stock.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included immediately following the signature page of the Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

David S. Hall, P.C., 1660 South Stemmons, Suite #420, Lewisville, Texas 75067, reported upon the Company's financial statements for the period from inception (January 21, 1998) to June 30, 2000, and has been appointed as the Company's independent accountant for the fiscal year ending June 30, 2001. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of David S. Hall, P.C., through the date hereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 5. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. Set forth below are the names, ages, positions with the Company, Yankee Development, Simpco, CCTech and P & A Remediation; and the business experience of the executive officers and directors of the Company, Yankee Development, Simpco and CCTech, and the Managers of P & A Remediation.


Name                          Age       Position

Bryan L. Walker(1)(2)(3)      46        President, Chief Executive Officer and
                                        Chairman of the Board of Directors of
                                        the Company; President and Director of
                                        Yankee Development and Simpco; Vice
                                        President and Director of CCTech.

Richard C. Smith(1)(2)(3)     55        Treasurer, Chief Financial Officer and
                                        Director of the Company; Treasurer and
                                        Director of Yankee Development;
                                        Secretary/Treasurer of Simpco; and Chief
                                        Financial Officer, Secretary/Treasurer,
                                        and Director of CCTech.

Michael L. Bacon              41        Vice President of the Company, Director
                                        of the Company; Chief Executive Officer,
                                        President, and Director of CCTech.

Derek T. Smith(1)             34        Secretary of the Company, Director of
                                        the Company.

Laura N. Walker(1)            42        Director of the Company; Secretary of
                                        Yankee Development.

----------

(1) The above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933, as amended.

(2) Messrs. Walker and Smith hold, in addition to the positions with each of the above-named corporations indicated in the above table, the office of Managers of PAR Texas. They occupy these offices until the next annual meeting of the members of PAR Texas and until their successors have been elected, unless they sooner resign or are removed.

(3) Messrs Walker and Smith hold, in addition to the positions with each of the above-named corporations indicated in the above table, the office of Manager of PAR Oklahoma. They occupy this office until the next annual meeting of the members of PAR Oklahoma and until their successors have been elected, unless they sooner resign or are removed.

All directors hold office until the next annual meeting of the Company's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Messrs. Walker, Bacon, Richard C. Smith and Derek T. Smith and Ms. Walker are expected to devote approximately 90%, 100%, approximately 40%, approximately 5% and approximately 10%, respectively, of their time to the business of the Company.

Family Relationships. Mr. Bryan L. Walker, President, Chief Executive Officer and Chairman of the Board of Directors of the Company and President and a director of Yankee Development and Simpco; and Vice President and director of Cyber Cities Technologies; and a Manager of P&A Remediation; is the spouse of Ms. Laura N. Walker, a director of the Company, and Secretary and of Yankee Development. Mr. Richard C. Smith, Treasurer, Chief Financial Officer and a director of the Company, Treasurer and a director of Yankee Development, the Secretary/Treasurer and a director Simpco; and a Manager of P&A Remediation; is the father of Mr. Derek T. Smith, the Company's Secretary and a director.

Business Experience. Bryan L. Walker has served as the President/Chief Executive Officer and the Chairman of the Board of Directors of the Company since August 14, 1998, and April 23, 1998, respectively. He served in the position of Vice President of the Company from April 23, 1998, through August 14, 1998. Mr. Walker has served as a director and the President of Yankee Development since January 7 and April 16, 1998, respectively. From January 7 through April 16, 1998, he served in the position of Vice President of Yankee Development. Since January 15, 1999, Mr. Walker has served in the positions of President and a director of Simpco. Since January 4, 2000, Mr. Walker has served in the position of Vice President and director of Cyber Cities Technologies. He has been self-employed as a business/management consultant in the oil business serving independent oil production companies since 1984. Mr. Walker has co-owned, together with his spouse, Ms. Walker, a director of the Company, Secretary of Yankee Development, since May 1997, Hawaiian Travel, Inc., a travel consulting firm affiliated with the Company having offices in Irving, Texas. He received a Bachelor of Business Administration degree from Southern Methodist University, Dallas, Texas, in 1976.

Richard C. Smith has served as the Treasurer and a director of the Company since April 23, 1998, and as the Company's Chief Financial Officer since August 14, 1998. Since April 16, 1998, he has served in the positions of Treasurer and director of Yankee Development. Mr. Smith served, from January 7 through April 16, 1998, as a director and the Secretary of Yankee Development. He has served, since January 15, 1999, as the Secretary/Treasurer and a director of Simpco. Mr. Smith has twenty-eight years of experience in public accounting. He has owned and operated a public accounting practice in Lewisville, Texas, since March 1998, as a professional corporation under the name of Richard C. Smith, CPA, P.C., and, during the period from February 1971 through February 1998, prior to that time, as a sole proprietor. He was employed by Atlantic Richfield Oil Company as a staff accountant from June 1967 through February 1969 and by Mark III Manufacturing Corp., a privately-held manufacturing company located in Roanoke, Texas, as a controller from March 1969 through January 1971. Mr. Smith received a Bachelor of Business of Administration degree in accounting from the University of North Texas in 1967.

Michael L. Bacon has served as a Vice President and Director of the Company since January 4, 2000, and as the President and Chief Executive Officer and a Director of Cyber Cities Technologies, Inc., since December 31, 1999. Mr. Bacon served the United States Navy as Assistant Engineer on various nuclear powered naval vessels from enlistment in May 1980 until his retirement May of 2000. He was an executive officer of Cyber City Honolulu, Inc. from November 1996 until selected operating assets and certain liabilities were acquired and assumed by Basic Technologies, Inc. Mr. Bacon Served the United States Navy as the Assistant Engineer on numerous Nuclear Powered Naval Vessels from May 1980 until May of 2000.

Derek T. Smith has served, since January 4, 2000, in the office of Secretary of the Company. He served as the President of the Company during the period from April 23 through August 14, 1998; and as Vice President of the Company from August 14, 1998 through January 4, 2000. Since August 1996, Mr. Smith has been employed by CSC Consulting Group, currently as a principal consultant. CSC is a division of Computer Sciences Corporation, a public company located in El Segundo, California. From August 1994 through July 1996, he was employed as a senior consultant by Hogan Systems, Inc., a publicly-held consulting company with offices in Dallas, Texas, that was acquired by Computer Sciences Corporation in August 1996. Mr. Smith was employed, from January through July 1994, by the U.S. Small Business Administration as a senior loan officer, disaster relief. From October 1988 through May 1992, he was employed in the position of market cost analyst by Electronic Data Systems, Dallas, Texas, a publicly-held company. Mr. Smith received a Bachelor of Business Administration degree in finance from The University of Texas at Austin in 1988 and a Masters of Business Administration degree in strategic management, marketing and international business from the University of Georgia in 1993.

Laura N. Walker served as the Secretary of the Company from August 14, 1998, until January 4, 2000, and as a director of the Company since April 23, 1998. Since April 16, 1998, she has served as the Secretary of Yankee Development. Together with her spouse, Mr. Walker, an executive officer and director of the Company, Yankee Development, Simpco, Cyber Cities Technologies, and a manager of P&A Remediation, Ms. Walker has co-owned, since May 1997, Hawaiian Travel, Inc., a travel consulting firm with offices in Irving, Texas, which is an affiliate of the Company.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or executive officer of the Company has :

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


ITEM 10. EXECUTIVE COMPENSATION

No cash compensation, and except for Mr. Walker's use of a Company automobile since January 8, 1999, (10% of which usage is estimated to be personal), no non-cash compensation, has been awarded to, earned by or paid to any Company executive officer or director for all services performed in all capacities for the Company during the approximate two year and six month period from the date of the Company's inception on January 21, 1998, through the date hereof. It is anticipated that at such time as the Company's financial position permits, the executive officers and/or directors of the Company will receive appropriate compensation, in addition to reasonable salaries, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock options and/or other profit sharing or pension plans, for services as executive officers of the Company and may receive fees for their attendance at meetings of the Board of Directors of the Company. As of the date hereof, the Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any such plans for the foreseeable future. Further, to date, no cash or no non-cash compensation has been awarded to, earned by or paid to any executive officer or director of Yankee Development, Simpco, P & A Remediation LLC. (both the Oklahoma and the Texas entities), or Cyber Cities Technologies, Inc. (other than Michael L. Bacon, President - $12,000), all wholly-owned subsidiaries of the Company, or to Mr. Richard C. Smith, Manager of P & A Remediation, for services performed in all capacities for said companies.

Compensation of Directors. The Company has no standard arrangements for compensating the directors of the Company, who also serve as the directors of Yankee Development, Simpco, P & A Remediation LLC. (both the Oklahoma and the Texas entities), or Cyber Cities Technologies, Inc., for their attendance at meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the ownership of the Company's

Common Stock as of June 30, 2000 by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Under the General Rules and Regulations of the Securities and Exchange Commission (the "Commission"), a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                          Shares             Percentage
                                                       Beneficially           of Class
Beneficial Owner                                         Owned (1)            Class (1)

Bryan L. Walker (2)                                     5,505,625(5)           70.95%
1026 West Main Street, Suite 208
Lewisville, Texas 75067

Laura N. Walker (3)                                     5,505,625(6)           70.95%
8505 Freeport Parkway North, Suite #141
Irving, Texas 75063

Shelton Voting Trust                                    5,305,625(7)           68.37%
1026 West Main Street, Suite 208
Lewisville, Texas 75067

Cyber City Honolulu, Inc.                                 979,232(8)           12.61%
2628 Ualena Street, Suite C
Honolulu, Hawaii 96815

Richard Simpson                                           637,500(9)            8.21%
P.O. Box 4881
County Road 261
Zephyr, Texas 76890

Richard C. Smith (2)                                       73,000(10)           0.94%
1026 West Main Street, Suite #208
Lewisville, Texas 75067

Derek T. Smith (4)                                         15,000(11)
14608 Lakecrest Drive
Addison, Texas 75244

All executive officers and directors                    5,593,625              72.10%
as a group (four persons)

(1) Represents the number of shares of Common Stock owned of record and beneficially by each named person or group, expressed as a percentage of 7,759,857 shares of the Company's Common Stock issued and outstanding as of June 30, 2000.

(2) Executive officer and member of the Board of Directors of the Company, Yankee Development, Simpco, Cyber Cities Technologies; and a Manager of P & A Remediation.

(3) Member of the Board of Directors of the Company; executive officer of Yankee Development.

(4) Executive officer and member of the Board of Directors of the Company.

(5) Includes 5,305,625 shares of Common Stock owned of record by the Shelton Voting Trust, of which Mr. Walker is the trustee, and 100,000 shares of Common Stock owned of record by each of Mr. Walker and Ms. Laura N. Walker, Mr. Walker's spouse.

(6) Includes 5,305,625 shares of Common Stock owned of record by the Shelton Voting Trust, of which Mr. Walker is the trustee, and 100,000 shares of Common Stock owned of record by each of Mr. Walker and Ms. Walker.

(7) Because Mr. Walker is the trustee of the Shelton Voting Trust, beneficial ownership of the shares of Common Stock owned of record by the trust is attributable to him and Ms. Walker, his spouse, under the applicable General Rules and Regulations of the Commission.

(8) Includes 979,232 shares of Common Stock owned of record by the corporation.

(9) Includes 212,500 shares of Common Stock owned of record by each of the Simpco Trust #1, the Simpco Trust #2 and the Simpco Trust #3 (collectively, the "Simpco Trusts" and, individually, a "Simpco Trust"), of which Mr. Simpson is the trustee.

(10) Includes 30,000 shares of Common Stock owned of record by Ms. Margie Moreno Smith, Mr. Smith's spouse.

(11) Less than one per cent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On or about January 21, 1998, the Company issued and sold 200,000 shares, 200,000 shares, 170,000 shares, and 30,000 shares, of Common Stock to Messrs. James L. Speir, James Howe and John Bradley and Ms. Janine Kreuter, respectively (a total of 600,000 shares of Common Stock), in consideration for cash paid by each individual in the amount of $.00375 per share (a total of $2,250). On or about April 16, 1998, a total of 510,000 shares of Common Stock owned collectively by Messrs. Speir, Howe and Bradley and Ms. Kreuter were transferred to a total of fourteen residents of the State of Texas, including Mr. Bryan L. and Ms. Laura N. Walker and Messrs. Richard C. and Derek T. Smith, the current members of management of the Company, Yankee Development, P & A Remediation Simpco, and/or Cyber Cities Technologies; two trusts of which Mr. Richard C. Smith serves as trustee and certain immediate family members of the foregoing, including Mesdames Margie Moreno-Smith, Catherine E. Smith, and Angela D. McClure, Mr. Richard C. Smith's spouse, mother and daughter, respectively. (See Form 10SB filed June 12, 2000, Part II, Item 4. "Recent Sales of Unregistered Securities.")

On April 23, 1998, the Company issued and sold 5,305,625 shares of Common Stock to the Shelton Voting Trust in consideration for the sale and transfer to the Company of all 1,000 outstanding shares of common stock of Yankee Development. Mr. Walker, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and Yankee Development and the President and a director of Simpco and the beneficial owner of approximately 70.95% of the outstanding shares of the Company's Common Stock, is the trustee of the Shelton Voting Trust. (See Form 10SB filed June 12, 2000, Part II, Item 4. "Recent Sales of Unregistered Securities.")

PAR Texas, a wholly-owned subsidiary of the Company, entered into that certain Short Form of Lease dated November 1, 1998, with Mr. Richard Simpson, as lessor, pursuant to which P & A Remediation has leased the oil well plugging yard and office location used by Simpco prior to its acquisition by the Company. The acreage and facilities, located north of Ballinger, Texas, are leased from Mr. Richard Simpson, beneficial owner of approximately 9.4% of the Company's outstanding shares of Common Stock, for a term of one year through October 31, 1999. The lease provides for annual rent in the amount of $5,400 payable in monthly installments of $450 to Mr. Steven Simpson, Mr. Richard Simpson's brother, or other assignee as directed by Mr. Richard Simpson.

Since January 8, 1999, Mr. Walker has had the use of a Company automobile, a 1995 Jeep Cherokee, 10% of his usage of which is estimated to be personal.

On January 8, 1999, the Company acquired a 1995 Jeep from Ms. Walker, the Secretary and a director of the Company and Yankee Development and the Vice President, Secretary and a director of Simpco, in consideration for the assumption by the Company of a promissory note in the principal amount of $10,500, secured by a certificate of deposit owned by Ms. Walker, payable to a bank in connection with the purchase. The note, which bears interest at the rate of 7.85% per annum, is due on February 15, 2002.

The Company issued and sold, on January 15, 1999, 212,500 shares of Common Stock to each of the Simpco Trust #1, the Simpco Trust #2 and the Simpco Trust #3 (an aggregate of 637,500 shares of Common Stock) in consideration and exchange for the sale and transfer to the Company by each trust of 2,500 shares of common stock, collectively constituting 75% of the outstanding shares of common stock, of Simpco. As a result of this transaction, ownership by the Simpco Trusts of approximately 9.4% of the outstanding shares of the Company's Common Stock is attributable to Mr. Richard Simpson, trustee of the Simpco Trusts. (See Form 10SB filed June 12, 2000, Part II, Item 4. "Recent Sales of Unregistered Securities.")

The Company issued and sold, on March 16, 2000, 979,232 shares newly-issued, restricted shares of Common Stock in the company to Cyber City Honolulu, Inc., in consideration for the sale and conveyance to the Company's wholly owned subsidiary CCTECH certain assets in accordance with that certain Acquisition Agreement and Closing Memorandum dated effective January 1, 2000. As a result of this transaction, approximately 12.61% of the outstanding shares of the Company's Common Stock are owned by CCHONO. (See Form 10 SB filed June 12, 2000,
Part II, Item 5. "Recent Sales of Unregistered Securities.")

Certain executive officers, directors and controlling shareholders of the Company, including Messrs. Bryan L. Walker and Richard C. Smith and Ms. Laura N. Walker, have made cash advances on open account to the Company aggregating $360,023 during the period from June 1, 1998, through June 30, 2000. These advances have been classified as long-term debt in the Company's financial statements.

ITEM 13. INDEX TO EXHIBITS.

Item
Number              Description

3.1* Articles of Incorporation of Basic Technologies, Inc., filed January 21, 1998.

3.2* Bylaws of Basic Technologies, Inc.

3.3* Articles of Incorporation of Yankee Development Corporation filed December 31, 1997.

3.4* Bylaws of Yankee Development Corporation.

3.5* Articles and Certificate of Organization of P & A Remediation, LLC, filed October 16, 1998.

3.6* Regulations and Operating Agreement of P & A Remediation, LLC.

3.7* Articles of Incorporation of Simpco, Inc.

3.8* Bylaws of Simpco, Inc.

3.9* Articles and Certificate of Organization of P & A Remediation, LLC, filed November 24, 1999.

3.10* Regulations and Operating Agreement of P & A Remediation, LLC.

3.11* Articles of Incorporation of Cyber Cities Technologies, Inc., filed December 31, 1999.

3.12* Bylaws of Cyber Cities Technologies, Inc.

10.1* Voting Trust Agreement of Shelton Voting Trust dated July 1, 1986, among Bryan L. Walker, for the benefit of Laura N. Walker, as her separate property, Richard C. Smith and Bryan L. Walker, as trustee and registrar.

10.2* General Warranty Assignment of Interest in Oil & Gas Lease dated December 31, 1997, from the Shelton Voting Trust, as assignor, to Yankee Development Corporation, as assignee.

10.3* Acquisition Agreement and Closing Memorandum dated April 23, 1998 between Basic Technologies, Inc., and Yankee Development Corporation.

10.4* Short Form of Lease dated November 1, 1998, between Rick Simpson, as lessor, and P & A Remediation, LLC, as lessee.

10.5* Bill of Sale dated November 22, 1998, from Wes Roberts, as seller, to Regal Operating Corp., as buyer.

10.6* Promissory Note dated November 22, 1998, in the principal amount of $9,000 from Regal Operating Corp., as maker, payable to Wes Roberts, as holder.

10.7* Short Form of Lease dated December 1, 1998, between the Estate of Ivalene Kuykendall, as lessor, and P & A Remediation, LLC, as lessee.

10.8* Promissory Note dated December 1, 1998, in the principal amount of $15,135 from P & A Remediation, LLC., as maker, payable to Gray Production Trust, as holder.

10.9* Bill of Sale dated December 1, 1998, from Gray Production Trust, as seller, to P & A Remediation, LLC., as buyer. Exhibit A attached.

10.10* Bill of Sale dated January 8, 1999, between Laura Walker, as seller, and P & A Remediation, LLC, as buyer.

10.11* Promissory Note dated January 8, 1999, in the principal amount of $10,500 from Laura N. Walker, as maker, payable to the United Community Bank, N.A., as holder.

10.12* Acquisition Agreement and Closing Memorandum dated January 15, 1999, between Basic Technologies, Inc., and Simpco, Inc.

10.13* Bill of Sale dated February 1, 1999, from Gray Production Trust, as seller, to Simpco, Inc., as buyer. Exhibit A attached.

10.14* Promissory Note dated February 1, 1999, in the principal amount of $11,550 from Simpco, Inc., as maker, payable to Gray Production Trust, as holder.

10.15* Bill of Sale dated February 7, 1999, from Eric Simpson, et al, as seller, to Basic Technologies, Inc., or assigns, as buyer.

10.16* Bill of Sale dated March 15, 1999, from Regal Operating Corporation, as seller, to Simpco, Inc., as buyer.

10.17* Promissory Note dated March 18, 1999, in the principal amount of $45,000 from Basic Technologies, Inc., as maker, payable to Boyd Partners, Ltd., as holder.

10.18* Promissory Note dated March 18, 1999, in the principal amount of $5,000 from Basic Technologies, Inc., as maker, payable to Pleasantview Partners, Ltd., as holder.

10.19* Promissory Note Secured By Deed of Trust dated March 19, 1999, in the principal amount of $11,500 from Basic Technologies, Inc., as maker, payable to Wanda Ickert, as holder.

10.20* Deed of Trust dated March 19, 1999, among Basic Technologies, Inc., as grantor, to W. W. Price, Jr., as trustee, for the benefit of Wanda Ickert, as beneficiary.

10.21* Bill of Sale dated March 29, 1999, between Ed Gober, as seller, and Basic Technologies, Inc., as buyer.

10.22* Promissory Note in the principal amount of $15,700 from Basic Technologies, Inc., as maker, payable to Ed Gober, as holder.

10.23* General Assignment dated April 1, 1999, from Basic Technologies, Inc., as assignor, to Simpco, Inc., as assignee.

10.24* Bill of Sale dated April 12, 1999, between Russell Auto Parts, as seller, and Basic Technologies, Inc., as buyer.

10.25* Promissory Note dated April 12, 1999, in the principal amount of $8,000 from Basic Technologies, Inc., as maker, payable to Russell Auto Parts, or assigns, as holder.

10.26* Bill of Sale dated April 12, 1999, from Basic Technologies, Inc., as seller, to Simpco, Inc., as buyer.

10.27* Equipment Lease Agreement dated April 15, 1999, between Rodney W. Simpson, as lessor, and Basic Technologies, Inc., as lessee.

10.28* Promissory Note dated April 19, 1999, in the principal amount of $15,000.00 from Basic Technologies, Inc., as maker, payable to Clemons Motor Co., Inc., as holder.

10.29* Bill of Sale dated April 19, 1999, from Basic Technologies, Inc., as seller, to Simpco, Inc., as buyer.

10.30* Promissory Note dated May 14, 1999, in the principal amount of $15,775 from Simpco, Inc., as maker, payable to Clemons Motor Co., Inc., as holder.

10.31* Promissory Note dated April 15, 1999, in the principal amount of $30,000 from Simpco, Inc., as maker, payable to Baldwin & Klein Corporation, as holder.

10.32* Promissory Note dated June 30, 1999, in the principal amount of $68,000 from P & A Remediation, LLC., as maker, payable to Regal Operating Corporation, as holder.

10.33* Promissory Note dated August 1, 1999, in the principal amount of $24,000 from P & A Remediation, LLC., as maker, payable to Regal Operating Corporation, as holder.

10.34* Contract to purchase inventory and leasehold estate, dated October 15, 1999, by and between P & A Remediation, LLC., Simpco, Inc., as buyer, and Daniel
C. Bohnsack, acting individually and as President of Pierce Pipe and Supply, Inc., as seller.

10.35* Promissory Note dated November 4, 1999, in the principal amount of $100,000 from Basic Technologies, Inc., as maker, payable to Dennis Odom, as holder.

10.36* Promissory Note dated November 17, 1999, in the principal amount of $18,300.00 from Basic Technologies, Inc., as maker, payable to Clemons Motor Co., Inc., as holder.

10.37* Bill of Sale dated November 17, 1999, from Basic Technologies, Inc., as seller, to Simpco, Inc., as buyer.

10.38* Acquisition and closing memorandum, dated November 30, 1999, by and between Basic Technologies, Inc., as buyer, and Cyber City Honolulu, Inc., as seller.

10.39* Bill of Sale dated December 31, 1999, from Cyber City Honolulu, Inc., as seller, to Cyber Cities Technologies, Inc., as buyer.

10.40* Assignment of interests dated December 31, 1999, from Cyber City Honolulu, Inc., as assignor, to Cyber Cities Technologies, Inc., as assignee.

10.41* Short Form of Lease dated January 1, 2000, between Baldwin & Klein Corporation, as lessor, and P & A Remediation, LLC, as lessee.

10.42* State of Oklahoma Purchase Order to Simpco, Inc., dated 1/19/2000, $48,600.00 to plug 53 oil/gas wells under P. O. # T053381.

10.43* State of Oklahoma Purchase Order, to Simpco, Inc., dated 1/19/2000, $24,300.00 to plug 28 oil/gas wells under P. O. # T053389.

10.44* Promissory Note dated March 7, 2000, in the principal amount of $20,000 from Basic Technologies, Inc., as maker, payable to Nina E. Angelo, as holder.

10.45* Promissory Note dated April 5, 2000, in the principal amount of $30,000 from Basic Technologies, Inc., and P & A Remediation, LLC., as makers, payable to Edwin Dean , as holder.

10.46* Promissory Note dated April 12, 2000, in the principal amount of $29,790.60 from Basic Technologies, Inc., and P & A Remediation, LLC., as makers, payable to Cynthia Rice Cleaver, Trustee, as holder.

10.47 ** Financial Data Schedule for Commercial and Industrial Companies as required by Article 5 of Regulation S-X, June 1999.

10.48 ** Financial Statements for the fiscal year ending June 30, 2000, consisting of Independent Auditors Report; Consolidated Balance Sheet at June 30, 2000; Consolidated Statement of Income for the fiscal year ended June 30, 2000; Statement of Changes in Stockholders' Equity for the fiscal year ended June 30, 2000; Consolidated Statement of Cash Flows for the fiscal year ended June 30, 2000; and Notes to Consolidated Financial Statements.

*Filed with Form 10SB June 12, 2000
** Filed herewith

DESCRIPTION OF EXHIBITS.

The documents required to be filed as Exhibit Number 2 in Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3, 5, 6 or 7 in Part III of Form 1-A, and the reference to such Exhibit Numbers is therefore omitted. No additional exhibits are filed hereto.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC TECHNOLOGIES, INC.


By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date:    September 29,2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date:    September 29,2000

By:  /s/ Richard C. Smith
     ------------------------------------------------------
Richard C. Smith, Treasurer and
Chief Financial Officer, Director
Date:    September 29,2000

By:  /s/ Michael L. Bacon
     ------------------------------------------------------
Michael L. Bacon, Vice President and
Director
Date:    September 29,2000

By:  /s/ Derek T. Smith
     ------------------------------------------------------
Derek T. Smith, Secretary and
Director
Date:    September 29,2000

By:  /s/ Laura N. Walker
     ------------------------------------------------------
Laura N. Walker
Director
Date:    September 29,2000

                            BASIC TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Basic Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of Basic Technologies, Inc. (a Corporation) as of June 30, 2000 and the related consolidated statements of income, retained earnings and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Technologies, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.



/s/ DAVID S. HALL


Lewisville, Texas
September 29, 2000

                            BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                  June 30, 2000



ASSETS


CURRENT ASSETS

        Cash                                                                             $    22,342
        Accounts Receivable-Net                                                              108,882
        Inventories                                                                           70,903
        Deferred Tax Asset                                                                   236,907
                                                                                         -----------

                                 TOTAL CURRENT ASSETS                                        439,034

FIXED ASSETS

        Equipment                                                                          1,404,838
        Land and Buildings                                                                     9,974
                                                                                         -----------

        Less:  Accumulated Depreciation                                                     (125,484)
                                                                                         -----------

                                 TOTAL FIXED ASSETS                                        1,289,328

OTHER ASSETS

        Deposits                                                                               5,864
        Organization Costs-Net                                                                 1,162
        Proved Developed Oil Reserves                                                      3,711,000
        Acquisition Goodwill-Net                                                             882,295
                                                                                         -----------

                                 TOTAL OTHER ASSETS                                        4,600,321
                                                                                         -----------


                                             TOTAL ASSETS                                $ 6,328,683
                                                                                         ===========




  The accompanying notes are and integral part of these financial statements.

                             BASIC TECHNOLOGIES, INC
                           Consolidated Balance Sheet
                                  June 30, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

        Short Term Notes Payable                                                         $   299,759
        Accounts Payable                                                                     248,774
        Accrued Taxes and Interest Payable                                                    33,564
        Current Portion of Long Term Debt                                                     73,138
                                                                                         -----------

                                 TOTAL CURRENT LIABILITIES                                   655,235

LONG TERM LIABILITIES

        Deferred Tax Liability                                                               223,069
        Payables-Shareholders                                                                436,880
        Capital Lease Payable                                                                 32,871
        Long Term Notes and Obligations                                                      322,657
        Less: Current Maturities                                                             (73,138)
                                                                                         -----------

                                 TOTAL LONG TERM LIABILITIES                                 942,339

STOCKHOLDERS' EQUITY

        Common Stock, $.00001 par value, 100,000,000 shares
            authorized and 7,759,857 issued and outstanding                                       77
        Preferred Stock, $.00001 par value, 10,000,000 shares
            authorized and no shares issued and outstanding                                        0
        Paid in Capital                                                                    5,162,408
        Paid Stock Subscriptions                                                              28,500
        Retained Earnings (Deficit)                                                         (459,876)
                                                                                         -----------

                                 TOTAL STOCKHOLDERS' EQUITY                                4,731,109
                                                                                         -----------


                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 6,328,683
                                                                                         ===========





  The accompanying notes are and integral part of these financial statements.

                             BASIC TECHNOLOGIES, INC
                        Consolidated Statement of Income
                       For the period ended June 30, 2000


REVENUES                                                                                 $   710,671

COST OF SALES                                                                                359,257
                                                                                         -----------

                                             GROSS PROFIT                                $   351,414

OPERATING EXPENSES

        Selling, General and Administrative Expenses                                         703,640
        Interest                                                                              40,447
        Amortization and Depreciation                                                        125,739
        Bad Debt Expense                                                                       3,967
                                                                                         -----------

                                             TOTAL EXPENSES                                  873,793

                    NET INCOME (LOSS) FROM OPERATIONS                                    $  (522,379)

OTHER (INCOME) EXPENSE

        Interest (Income)                                                                        380
                                                                                         -----------

                                 TOTAL OTHER (INCOME) EXPENSE                                    380
                                                                                         -----------

                    NET INCOME (LOSS) BEFORE TAXES                                          (521,999)

DEFERRED TAX BENEFIT                                                                     $   178,777
                                                                                         -----------

                                             NET INCOME (LOSS)                              (343,222)

        Beginning Retained Earnings (Deficit)                                               (116,654)
                                                                                         -----------

                    ENDING RETAINED EARNINGS (DEFICIT)                                   $  (459,876)
                                                                                         ===========

EARNINGS PER SHARE

        Income (Loss) for Common Stockholders                                            $     (0.06)
                                                                                         ===========





  The accompanying notes are and integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                       For the period ended June 30, 2000


                                                                     Additional     Retained
                                      Common          Stock            Paid In      Earnings
                                       Stock       Subscriptions       Capital      (Deficit)          Total
                                     ----------    -------------     ----------     ----------      ----------
BALANCE, JUNE 30, 1999               $       68      $        0      $4,506,332     $ (116,654)     $4,389,746

Issuance of Common Stock
     Acquisition of Wholly Owned
         Subsidiary (Sale of
         979,232 shares)                      9                         656,076                        656,085

Receipt of Subscriptions                                 28,500                                         28,500

Net Loss, Current Year                                                                (343,222)       (343,222)
                                     ----------      ----------      ----------     ----------      ----------

BALANCE, JUNE 30, 2000               $       77      $   28,500      $5,162,408     $ (459,876)     $4,731,109
                                     ==========      ==========      ==========     ==========      ==========





  The accompanying notes are and integral part of these financial statements.

                             BASIC TECHNOLOGIES, INC
                      Consolidated Statement of Cash Flows
                       For the period ended June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

        Net Income (Loss)                                                    $    (343,222)
        Adjustments to reconcile net income to net cash
             provided by operating activities:

                    Depreciation and Amortization                                  125,739
                    (Increase) in Accounts Receivable                              (89,582)
                    Decrease in Inventories                                         16,432
                    (Increase) in Deferred Tax Asset (net)                        (178,777)
                    Increase in Accounts Payable and Accrued Liabilities           186,315
                                                                             -------------

                                 NET CASH USED BY OPERATING ACTIVITIES            (283,095)



NET CASH USED BY INVESTING ACTIVITIES

                    Purchase of Equipment                                          (75,209)
                                                                             -------------


                                 NET CASH USED BY INVESTING ACTIVITIES             (75,209)

CASH FLOWS FROM FINANCING ACTIVITIES

        Principal Payments on Bank and Other Notes                                (136,436)
        Proceeds of Notes Payable                                                  244,921
        Proceeds of Shareholder Loans                                              279,983
                                                                             -------------

                                 NET CASH PROVIDED BY
                                             FINANCING ACTIVITIES                  388,468
                                                                             -------------

                                             NET INCREASE IN CASH                   30,164

                                             CASH AT BEGINNING OF YEAR              (7,822)
                                                                             -------------

                                             CASH AT END OF YEAR             $      22,342
                                                                             =============




  The accompanying notes are and integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES


     Nature of Activities and Basis of Accounting

     The Company, a Corporation, is engaged in the diversified operations of environmental remediation and recovery of oil and gas properties in Texas and Oklahoma, and development of oil and gas ventures and related interests, and as an internet service provider and e-business consultant in Hawaii, with its corporate headquarters located in Lewisville, Texas. The Company incorporated in the state of Colorado on January 21, 1998 and its fiscal year end is June 30.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     Consolidation

     The Company was formed as a parent holding company to operate through subsidiaries. The financial statements consolidate the activities of the parent along with:

          Yankee Development Corp., a Texas corporation
          P & A Remediation, LLC, a Texas limited liability company Simpco, Inc., a Texas corporation
          P& A Remediation, LLC, an Oklahoma limited liability company Cyber Cities Technologies, Inc., an Hawaii corporation

     All significant intercompany transactions and balances have been eliminated.

     Cash

     For purposes of the statement of cash flows, the Company considers all short term securities purchased with a maturity of three months or less to be cash equivalents. There are no restrictions on any balances.

     Accounts Receivable

     Bad Debt expense has been recognized by use of the allowance method. Bad Debt expense for the year ended is $3,967. There are no significant concentrations of credit risk.

     Inventories

     Inventories are shown at cost, using the first-in, first-out method. In addition to direct purchases, inventory is acquired through the performance of services (See note about revenues).

     Pipe inventory, in the form of a 35-mile long abandoned oil gathering pipeline, was acquired for the issuance of a $35,000 promissory note. The Company plans to dig up the pipeline and prepare it for sale.

     Fixed Assets

     These assets are carried at acquisition cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 20 years for buildings to 3 to 15 years for all other assets.

     The Company rebuilt and upgraded certain newly acquired used operating equipment prior to placing the equipment in the field. All costs, including related payroll costs, were capitalized.


     Intangibles

     Amortization of Organization Costs is calculated over 60 months. Goodwill, created from the purchase of Cyber Cities Technologies, Inc. is being amortized over 20 years.


     Income Taxes

     Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.


     Deferred Tax Liability

     The Company purchased Cyber Cities Technologies, Inc. and accounted for the transaction using the "purchase" method of accounting. This requires the acquisition to be accounted for at the fair value of the assets received or given up, whichever is more readily available. Further, this transaction caused a Deferred Tax Liability to be booked, due to the difference between the book basis and tax basis of the assets received. The offset to this entry increased Goodwill.

     Common Stock

     The Company's common stock is stated at par value ($.00001) and the paid in capital represents the difference between the fair value of the assets received and the common stock at par value. There are no commitments or provisions for stock options, stock compensation, conversion rights, redemption requirements or unusual voting rights.


     Revenues

     Services

     Services for oil well plugging are provided using two types of contracts: cash and salvage. Under the salvage type, the Company receives as its compensation specified types of used oil well equipment or pipe. Revenue is recognized and the items taken into inventory based upon the relevant wholesale market prices, or the prices at which the Company could buy the items for resale on the open market.

     Sales

     Inventory, whether acquired by purchase or through services, is resold to oil and construction customers.

     Approximately $3,100 in revenues has been earned from oil and gas production during the fiscal year.

     With the acquisition of Cyber Cities Technologies, Inc., the Company sells services as an Internet service provider in Hawaii.

     Interest

     Interest expensed for the period is $ 40,447. No interest has been capitalized.


     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

On April 23, 1998, the Company issued 5,305,625 restricted common shares in exchange for 100% of Yankee Development Corporation. Upon consummation of the transaction, the former owners of Yankee Development Corporation controlled approximately 90% of the issued and outstanding shares of Basic Technologies, Inc. and Yankee Development Corporation became a wholly owned subsidiary of Basic Technologies, Inc.

The transaction was consummated as a purchase of assets, rather than a pooling of interests. The valuation assigned to the purchase of Yankee Development Corporation is based on the underlying net assets, which consist of working interests in proven oil and gas reserves discounted to net present value of net revenues less development and operating costs. The discount applied was 10%. The oil and gas reserves are the only substantial assets in the subsidiary company.


     Cost of Acquiring Yankee Development Shares       $3,711,000

The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $28.00 per barrel, and the current price of oil is $33.00; however, the reserves are not to be revalued in excess of their original valuation.

In October 1998, the Company formed a Limited Liability Company (P & A Remediation, LLC) with Simpco, Inc. (a wholly owned subsidiary) with the intention of developing environmental remediation in oil and gas fields. The Company owns 99% of the stock of P & A Remediation, LLC, and Simpco, Inc. owns 1%.

In January, 1999, the Company issued 850,000 shares of its authorized but previously unissued shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corporation. There is a contingency clause in the acquisition agreement, which provides for the issuance of additional shares of stock should the value of the Simpco, Inc. assets exceed a certain level within eighteen months of the acquisition. That corporation, now a wholly owned subsidiary, is intended to be the owner and lessor of the consolidated entities' operating equipment. A promissory note for $110,000.00 was also issued to the shareholders of Simpco, Inc. as part of the acquisition cost. The transaction was accounted for under the purchase method.

On November 24, 1999, P&A Remediation LLC, an Oklahoma Limited Liability Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma.

Effective January 1, 2000, the Company issued 979,232 shares of its authorized but unissued shares of voting common stock in exchange for all of the assets and operations, subject to certain liabilities, of Cyber City Honolulu, Inc., a Hawaii corporation. Included in the exchange was the acquisition of all intangibles including all trade names, customer lists, goodwill and other intangibles. The assets and liabilities were then transferred into a newly formed, wholly owned Hawaii corporation, Cyber Cities Technologies, Inc. The acquisition was accounted for using the "purchase" method of accounting. The predecessor and successor companies are a regional Internet service provider and Internet web page hosting service. The Company recognized goodwill in the amount of $681,848. A related deferred tax liability of $223,069 was recognized, which also increased goodwill.

The Company has provided the following unaudited pro forma combined statement of income. It combines the acquired company's results of operations for the period July 1, 1999 through December 31, 1999, with the full year's operations of the Company. This information is presented for illustration purposes only.

                     Pro Forma Combined Condensed Statement
                              Of Income (Unaudited)

                            Year Ending June 30, 2000

Operating Revenue                                                   $   984,155
Operating Expenses                                                    1,470,255
                                                                    -----------

Operating Loss                                                         (486,100)

Other Income                                                                380

Deferred Tax Benefit                                                    165,145
                                                                    -----------

Net Loss                                                            $  (320,575)
                                                                    ===========

Net Loss per Common Share                                           $      (.04)
                                                                    ===========

Weighted average number of common shares outstanding                  7,759,857
                                                                    ===========


NOTE 3 - EMPLOYEE BENEFITS

There are currently no qualified or non-qualified employee pensions, profit sharing, stock option or other plans authorized for any class of employees.


NOTE 4 - LEASES

Capital Leases

All leases for physical facilities are for a period of one year or less, with no written option periods. There is one equipment lease, the terms of which mandate accounting as a capital lease. The leased assets are depreciated with interest imputed.

Amortization of capitalized lease costs is included with depreciation.

        Year Ending
          June 30                          Amount
        -----------                        ------
          2001                          $     7,148
          2002                                7,817
          2003                                8,552
          2004                                9,354
                                        -----------

          Total                         $    32,871
                                        ===========

Operating Leases

The subsidiary, which operates as an Internet service provider leases certain computer/communication equipment. There are two leases which are paid on a month-to-month basis. Management expects to exercise the fair market value buyout options on these.

Additional leases have remaining noncancellable lease terms extending beyond the current year. Future rental payments due under existing leases are:


          Year Ending
            June 30                         Amount
          -----------                       ------
            2001                          $    16,698
            2002                                2,334
                                          -----------

            Total                         $    19,032
                                          ===========


There are no contingent rentals, subleases or related party leases of equipment.

Total equipment rental expense for the year was $24,731.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

There are two known lawsuits as of the date of this report that the Company is involved. Both involve the former owners of Simpco, Inc., which the Company purchased in January, 1999. The former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and seek to return their 850,000 shares of the Common Stock of the Company and the Company's $110,000 promissory note in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. Management believes that both suits are without merit and intends to defend both suits vigorously.

Management further believes the worst case scenario to be the return of the assets of the Simpco transaction for redemption of the Common Stock. This would have the effect of reducing the Company's assets by approximately $850,000 with a corresponding reduction in equity. No loss on the income statement would be incurred in this scenario.


NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on 2300 acres in west Texas. Valuation at the time of acquisition was based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $28.00 per barrel, and the current price of oil is $33.00 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.


NOTE 7 - INCOME TAXES

Starting in 1998, the Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax benefit as follows:

Fiscal Year June 30, 2000            $178,777
Prior Years                            58,130
                                     --------

Gross deferred tax asset             $236,907
                                     ========

The Company has also recorded a deferred tax liability for the difference between book bases and tax bases for the acquisition of Cyber Cities Technologies, Inc.

Deferred tax liability               $223,069


NOTE 8 - SEGMENT REPORTING

The Company has adopted SFAS No. 131, and uses the Management approach to determine and disclose reportable segment information.

The Company's four reportable business segments are based upon distinctive types of activities or services: environmental remediation; equipment leasing; oil and gas production; and Internet and e-business services. A full description of these segments is included in Note 1. All segments operate within the United States. The equipment leasing segment provides service only to the environmental segment.

The accounting policies of the segments are the same as those described in the summary of significant policies. Inter-segment services are recorded using internal transfer prices set by the Company.

                            BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                       For the period ended June 30, 2000

                                                  Oil & Gas   Environmental   Equipment    Internet &
                                                  Production   Remediation     Leasing     E-Business    Eliminations  Consolidated
                                                  ----------- -------------  -----------   -----------   ------------  ------------
Sales to Unaffiliated Customers                   $     3,100  $   453,673   $         0   $   253,898   $         0   $   710,671
Inter-Segment Sales                                         0            0        84,500             0       (84,500)            0
                                                  -----------  -----------   -----------   -----------   -----------   -----------
              Total Sales                         $     3,100      453,673        84,500       253,898       (84,500)      710,671
                                                  ===========  ===========   ===========   ===========   ===========   ===========

Operating Income (Loss)                           $     3,100     (408,780)      (19,139)      (49,249)                   (474,068)
                                                  ===========  ===========   ===========   ===========   ===========
Corporate Expenses                                                                                                         (48,311)
                                                                                                                       -----------
              Total Operating Income (Loss)                                                                               (522,379)
                                                                                                                       ===========

Depreciation & Amortization                       $         0        2,053        94,623        28,508             0       125,184
                                                  ===========  ===========   ===========   ===========   ===========
Corporate Expenses                                                                                                             555
                                                                                                                       -----------
              Total Depreciation & Amortization                                                                            125,739
                                                                                                                       ===========
Interest Revenue (Not Allocated to Segments)                                                                                   380
                                                                                                                       ===========

Interest Expense                                  $         0       18,556         8,716         1,982             0        29,254
                                                  ===========  ===========   ===========   ===========   ===========
Corporate Expenses                                                                                                          11,193
                                                                                                                       -----------
              Total Interest Expense                                                                                        40,447
                                                                                                                       ===========
                                                                                                                                 0
Segment Assets                                    $ 3,711,000      378,102     1,201,902       998,623      (236,404)    6,053,223
                                                  ===========  ===========   ===========   ===========   ===========
General Corporate Assets                                                                                                   275,460
                                                                                                                       -----------
              Total Assets                                                                                               6,328,683
                                                                                                                       ===========

Expenditures for Segment Assets                   $         0  $     3,871   $    91,553   $     3,585    $         0  $    99,009
                                                  ===========  ===========   ===========   ===========    ===========  ===========


   The accompanying notes are an integral part of these financial statements.

NOTE 9 - EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There are no provisions or contracts that would create dilutive potential common stock.


NOTE 10 - ACCRUALS

Local taxes and interest on notes and other payables has been accrued.

No accrual of vacation time is made, because no employee met eligibility requirements at the statement date.


NOTE 11 - LONG-TERM DEBT

In January, 1999, the Company issued a $110,000 unsecured note, due January 2001, as part of the acquisition cost of Simpco, Inc. The note does not bear interest, and the entire balance is due at maturity.

In March, 1999, the Company issued $50,000 in notes payable, due in March 2003 for working capital. Principal and interest accrued at 10% are payable monthly, and the notes are secured by equipment.

In March, 1999, the Company issued a $11,500 mortgage payable, due in March 2004 for the purchase of real estate. Principal and interest accrued at 10% are payable monthly and the mortgage is secured by real estate.

In February, 1999, the Company assumed $71,700 in unsecured notes payable, due March 2004 for the purchase of inventory. Interest accrued at 7%, as well as the entire principal balance, is due at maturity.

From November, 1998 through May 1999, the Company issued six notes for a total of $73,975 in notes payable for vehicle and equipment purchases, due from August 2000 through March 2004. Principal and interest accrued at rates from 7.85% to 16.5% are payable monthly and the notes are secured by vehicles and equipment.

In August, 1999, the Company issued $19,000 in unsecured notes maturing in August 2003 for working capital. Principal and interest accrued at 11.5% are payable monthly.

In November, 1999, the Company issued a note for a total of $18,300 for a vehicle purchase, due from December 1999 through November 2003. Principal and interest accrued at 17.5% is payable monthly and the note is secured by a vehicle.

Certain installment notes payable for equipment purchases are non-interest bearing. On these notes, interest has been imputed at 9%, the related asset has been discounted, and the imputed/discounted interest is included in interest expense.

In conjunction with the acquisition of Cyber Cities, the Company assumed three installment notes totaling $68,750. These are repaid in monthly installments of $2,250, with no interest accrued or payable.

There are no conversion provisions for any debt, or any restrictive or subordinate covenants other than standard liens.

Maturities of long term debt are as follows:

  Year Ending
    June 30      Amount
  -----------    ------
     2001       $ 73,138
     2002        193,933
     2003         40,508
     2004         15,078
                --------

     Total      $322,657
                ========


Short Term Notes Payable

Between November, 1999 and June, 2000, the Company issued six (6) promissory notes totaling $ 187,791 for short term working capital needs. Interest rates varied from 5% to 12%, payable monthly on some notes, and at maturity on others. Notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available.

The Company also had revolving line of credit arrangements, with year-end balances totaling $106,968. These were unsecured, with interest rates generally 10% per annum.


NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the financials statement date, no promissory notes, interest rates or repayment schedules have been set. The balances are classified as long term obligations.


NOTE 13 - SUBSEQUENT EVENTS

The Company made a private placement offering for additional funding. At the balance sheet date, $28,500 in funds had been received for such stock, but the shares were not issued until after the fiscal year end. The amounts received are included in stockholders' equity. As of the date of this report, approximately $35,000 has been collected for shares issued at $1 per share.

The Company has also filed a Form 10 SB with the Securities and Exchange Commission for purposes of establishing the Common Stock to be traded on the NASDAQ stock exchange.


NOTE 14 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $32,257.

Non cash acquisitions of Fixed Assets:

Issuance of stock   $ 78,956
Equipment Loans       23,800
                    --------

        Total       $102,756
                    ========

Cash down payments are included on the statement of cash flows in capital expenditures-purchase of fixed assets.


NOTE 15 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the fiscal year.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 27               Financial Data Schedule