Form 10QSB
period 2000-09-30
BASIC TECHNOLOGIES INC
filed 2000-11-20
CIK 1061354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  SEPTEMBER 30, 2000
                                       ---------------------

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from             to
                                            -----------    ---------

                      Commission file number        0-27635
                                            ----------------------


                            BASIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1446622
           --------                                        ----------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                       Identification No.)

           1026 WEST MAIN STREET, SUITE 104, LEWISVILLE, TEXAS 75067
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  972-436-3789
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes [ ]    No [ ]      NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,793,857 common stock as of November 13, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No[ ] (2) Yes [x] No [ ]

                            BASIC TECHNOLOGIES, INC.

                                    FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION...........................................................3

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 2000 and September 30, 1999 (Unaudited) ...........................F1

          Consolidated Statements of Income (Loss)
          Three Months Ended September 30, 2000 and
          September 30, 1999 (Unaudited)...................................................F3

          Consolidated  Statements of Changes in
          Stockholders' Equity (Deficit) (Unaudited).......................................F4

          Consolidated Statements of Cash Flows
          Three Months Ended September 30, 2000 and
          September 30, 1999 (Unaudited)...................................................F-4

          Notes to Consolidated Financial statements (Unaudited)...........................F-7

Item 2.   Management's Discussion and Analysis or Plan of Operation

          (a)   Plan of Operation For The Next Twelve Months ...............................3

          (b)   Management's Discussion and Analysis of Financial Condition
                and Results of Operations. .................................................7

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings................................................................12

Item 2.   Changes in Securities............................................................13

Item 3.   Default by the Company on its Senior Securities..................................13

Item 4.   Submission of Matters to a Vote of Securities Holdings...........................14

Item 5.   Other Information................................................................14

Item 6.   Exhibits and Reports on Form 8-K.................................................14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                            BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                  September 30,      September 30,
                                                      2000               1999
                                                  -------------      -------------
ASSETS

CURRENT ASSETS

     Cash                                         $    25,893        $     4,280
     Accounts Receivable-Net                          102,077              4,973
     Inventories                                       70,903             90,415
     Prepaid Expenses                                   6,650                  0
     Deferred Tax Asset                               290,993             97,439
                                                  -----------        -----------

                      TOTAL CURRENT ASSETS        $   496,516        $   197,107

FIXED ASSETS

     Equipment                                    $ 1,404,838        $ 1,236,475
     Land and Buildings                                 9,974              9,974
                                                  -----------        -----------
                                                    1,414,812          1,246,449

     Less:  Accumulated Depreciation              $  (153,867)       $   (47,008)
                                                  -----------        -----------

                      TOTAL FIXED ASSETS          $ 1,260,945        $ 1,199,441

OTHER ASSETS

     Deposits                                     $     3,376        $     1,399
     Organization Costs-Net                             1,050              1,500
     Proved Developed Oil Reserves                  3,711,000          3,711,000
     Acquisition Goodwill-Net                         870,984                  0
                                                  -----------        -----------

                      TOTAL OTHER ASSETS          $ 4,586,410        $ 3,713,899
                                                  -----------        -----------

                               TOTAL ASSETS       $ 6,343,871        $ 5,110,447
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                 September 30,      September 30,
                                                                     2000               1999
                                                                 -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Short Term Notes Payable                                    $   401,259        $    82,209
     Accounts Payable                                                227,886            112,386
     Accrued Taxes and Interest Payable                               58,360             21,714
     Current Portion of Long Term Debt                                68,998             81,122
                                                                 -----------        -----------

                      TOTAL CURRENT LIABILITIES                  $   756,503        $   297,431

LONG TERM LIABILITIES

     Deferred Tax Liability                                      $   223,069        $         0
     Payables-Shareholders                                           463,104            191,735
     Capital Lease Payable                                            32,871             37,958
     Long Term Notes and Obligations                                 305,203            351,306
     Less: Current Maturities                                        (68,998)           (81,122)
                                                                 -----------        -----------

                      TOTAL LONG TERM LIABILITIES                $   955,249        $   499,877
                                                                 -----------        -----------

                      TOTAL LIABILITIES                          $ 1,711,752        $   797,308

STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000 shares
         authorized and 7,759,857 issued and outstanding         $        77        $        68
     Preferred Stock, $.00001 par value, 10,000,000 shares
         authorized and no shares issued and outstanding                   0                  0
     Paid in Capital                                               5,162,408          4,506,332
     Paid Stock Subscriptions                                         34,500                  0
     Retained Earnings (Deficit)                                    (564,866)          (192,961)
                                                                 -----------        -----------

                      TOTAL STOCKHOLDERS' EQUITY                 $ 4,632,119        $ 4,313,439
                                                                 -----------        -----------

                               TOTAL LIABILITIES AND
                                    STOCKHOLDERS' EQUITY         $ 6,343,871        $ 5,110,747
                                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                        Consolidated Statements of Income
                           For the three months ended

                                                        September 30,    September 30,
                                                            2000             1999
                                                        -------------    -------------
REVENUES                                                 $ 105,262        $ 103,056

COST OF SALES                                                  779           43,507
                                                         ---------        ---------

                               GROSS PROFIT              $ 104,483        $  59,549

OPERATING EXPENSES

     Selling, General and Administrative Expenses          211,943          141,953
     Interest                                               13,761            8,937
     Amortization and Depreciation                          39,806           24,303
                                                         ---------        ---------

                               TOTAL EXPENSES            $ 265,510        $ 175,193

             NET INCOME (LOSS) FROM OPERATIONS           $(161,027)       $(115,644)

OTHER (INCOME) EXPENSE

     Gain - Note Payoff                                  $   1,818        $       0
     Interest (Income)                                         133               28
                                                         ---------        ---------

                      TOTAL OTHER (INCOME) EXPENSE           1,951               28
                                                         ---------        ---------

             NET INCOME (LOSS) BEFORE TAXES              $(159,076)       $(115,616)

DEFERRED TAX BENEFIT                                        54,086           39,309
                                                         ---------        ---------

                               NET INCOME (LOSS)         $(104,990)       $ (76,307)

     Beginning Retained Earnings (Deficit)                (459,876)        (116,654)
                                                         ---------        ---------

             ENDING RETAINED EARNINGS (DEFICIT)          $(564,866)       $(192,961)
                                                         =========        =========

EARNINGS PER SHARE

     Income (Loss) for Common Stockholders               $   (0.01)       $   (0.01)
                                                         =========        =========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                  Statement of Changes in Stockholders' Equity
                 For the three months ended September 30, 2000

                                                                   Additional       Retained
                                 Common            Stock            Paid In         Earnings
                                 Stock          Subscriptions       Capital         (Deficit)           Total
                               ----------       -------------      ----------       ----------        ----------
BALANCE, JUNE 30, 2000                $77           $28,500        $5,162,408        $(459,876)       $4,731,109

Receipt of Subscriptions                              6,000                                                6,000

Net Loss, Current Year                                                                (104,990)         (104,990)
                               ----------        ----------        ----------       ----------        ----------
BALANCE, SEPT 30, 2000                $77           $34,500        $5,162,408        $(564,866)       $4,632,119
                               ==========        ==========        ==========       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                           For the three months ended

                                                          September 30,    September 30,
                                                              2000             1999
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                     $(104,990)       $ (76,307)
     Adjustments to reconcile net income to net cash
          provided by operating activities:

             Depreciation and Amortization                    39,806           24,303
             Changes in Accounts Receivable                    6,805           (1,871)
             Changes in Inventories                                0           (3,080)
             Changes in Deferred Tax Asset (net)             (54,086)         (39,309)
             Changes in Accounts Payable
                  and Accrued Liabilities                      3,908           38,077
             Changes in Prepaid Expenses                      (6,650)               0
                                                           ---------        ---------

                      NET CASH USED BY
                               OPERATING ACTIVITIES        $(115,207)       $ (58,187)

NET CASH USED BY INVESTING ACTIVITIES

             Purchase of Equipment                                 0          (32,419)
                                                           ---------        ---------

                      NET CASH USED BY
                               INVESTING ACTIVITIES        $       0        $ (32,419)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal Payments on Bank and Other Notes              (22,466)         (54,360)
     Proceeds of Notes Payable                               115,000          104,726
     Proceeds of Shareholder Loans                            26,224           52,342
                                                           ---------        ---------

                      NET CASH PROVIDED BY
                               FINANCING ACTIVITIES        $ 118,758        $ 102,708
                                                           ---------        ---------

                               NET INCREASE IN CASH        $   3,551        $  12,102

                               CASH AT BEGINNING
                               OF PERIODS                     22,342           (7,822)
                                                           ---------        ---------

                               CASH AT END
                               OF PERIODS                  $  25,893        $   4,280
                                                           =========        =========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                  For the three months ended September 30, 2000

                                                      Oil & Gas   Environmental  Equipment    Internet &
                                                      Production   Remediation    Leasing     E-Business  Eliminations  Consolidated
                                                      ----------  -------------  ---------    ----------  ------------  ------------
Sales to Unaffiliated Customers                       $    1,345     $     0     $       0     $103,917     $           $   105,262
Inter-Segment Sales                                            0                                                                  0
                                                      ----------     -------     ---------     --------     --------    -----------
         Total Sales                                  $    1,345           0             0      103,917            0        105,262
                                                      ==========     =======     =========     ========     ========    ===========

Operating Income (Loss)                               $    1,345     (13,950)      (24,810)     (66,020)                   (103,435)
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                          (57,592)
                                                                                                                        -----------
         Total Operating Income (Loss)                                                                                     (161,027)
                                                                                                                        ===========

Depreciation & Amortization                           $        0         551        24,805       14,311            0         39,667
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                              139
                                                                                                                        -----------
         Total Depreciation & Amortization                                                                                   39,806
                                                                                                                        ===========
Interest Revenue (Not Allocated to Segments)                                                                                    133
                                                                                                                        ===========
Interest Expense                                      $        0       4,614         1,823        1,009            0          7,446
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                            6,315
                                                                                                                        -----------
         Total Interest Expense                                                                                              13,761
                                                                                                                        ===========
                                                                                                                                  0

Segment Assets                                        $3,711,000     640,644     1,177,096      985,665     (201,838)     6,312,567
                                                      ==========     =======     =========     ========     ========
General Corporate Assets                                                                                                     31,304
                                                                                                                        -----------
         Total Assets                                                                                                     6,343,871
                                                                                                                        ===========

Expenditures for Segment Assets                       $              $13,548     $       0     $  1,640     $      0    $    15,188
                                                      ==========     =======     =========     ========     ========    ===========

   The accompanying notes are an integral part of these financial statements.

                            BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

         Consolidation

         The Company was formed as a parent holding company to operate through subsidiaries. The financial statements consolidate the activities of the parent along with:

                  Yankee Development Corp., a Texas corporation
                  P & A Remediation, LLC, a Texas limited liability company Simpco, Inc., a Texas corporation
                  P & A Remediation, LLC, an Oklahoma limited liability company Cyber Cities Technologies, Inc., an Hawaii corporation

         All significant intercompany transactions and balances have been eliminated.

         Cash

         For purposes of the statement of cash flows, the Company considers all short term securities purchased with a maturity of three months or less to be cash equivalents. There are no restrictions on any balances.

         Accounts Receivable

         Bad Debt expense is recognized by use of the allowance method, but not allowance has been made this year to date. There are no significant concentrations of credit risk.

         Inventories

         Inventories are shown at cost, using the first-in, first-out method. In addition to direct purchases, inventory is acquired through the performance of services (See note about revenues). No inventory sales have been made for the year to date.

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

         Revenues

         Services

         The Company sells services as an Internet service provider and consultant in Hawaii.

         Services for oil well plugging are provided using two types of contracts: cash and salvage. Under the salvage type, the Company receives as its compensation specified types of used oil well equipment or pipe. Revenue is recognized and the items taken into inventory based upon the relevant wholesale market prices, or the prices at which the Company could buy the items for resale on the open market. No such services were performed during the period.

         Sales

         Inventory, whether acquired by purchase or through services, is resold to oil and construction customers. No inventory was sold during the period.

         $1,345 in revenues has been earned from oil and gas production during the fiscal year to date.

         Interest

         Interest expensed for the period is $ 13,761. No interest has been capitalized.

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

Amortization of capitalized lease costs is included with depreciation.

                              Year Ending
                                June 30        Amount
                              -----------      ------
                                 2001          $ 7,148
                                 2002            7,817
                                 2003            8,552
                                 2004            9,354
                                               -------

                                Total          $32,871
                                               =======

Operating Leases

One subsidiary, which operates as an Internet service provider leases certain computer/communication equipment. There are two leases which are paid on a month-to-month basis. Management expects to exercise the fair market value buyout options on these.

Additional leases have remaining noncancellable lease terms extending beyond the current year. Rental payments due under existing leases are:

                              Year Ending
                                June 30        Amount
                              -----------     -------
                                 2001         $16,698
                                 2002           2,334
                                              -------

                                Total         $19,032
                                              =======

There are no contingent rentals, subleases or related party leases of equipment.

Total equipment rental expense for the year was $14,328.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Initiated in August 2000, there are two known lawsuits involve the former owners of Simpco, Inc., which the Company purchased in January, 1999. The former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and seek to return their 850,000 shares of the Common Stock of the Company and the Company's $110,000 promissory note in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. Management believes that both suits are without merit and is defending both suits vigorously.

Management further believes the worst case scenario to be the return of the assets of the Simpco transaction for redemption of the Common Stock and cancellation of the note. This would have the effect of reducing the Company's assets by approximately $875,000 with a corresponding reduction in equity. No loss on the income statement would be incurred in this scenario.

In late August 2000, the Company filed a lawsuit against dismissed employees of P & A Remediation (some of whom were the former owners of Simpco), complaining of violation of employment agreements and to seek return of Company equipment in the possession of the dismissed employees. Management is prosecuting the suit vigorously.

There are several small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.

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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

                  Through Fiscal Year June 30, 2000           $236,907
                  Current Period                                54,086
                                                              --------

                  Gross deferred tax asset                    $290,993
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

Maturities of long term debt are as follows:

                                 Year Ending
                                   June 30                   Amount
                                 -----------                 ------
                                    2001                   $  73,138
                                    2002                     193,933
                                    2003                      40,508
                                    2004                      15,078
                                                           ---------

                                    Total                  $ 322,657
                                                           =========

Short Term Notes Payable

Between November, 1999 and June, 2000, the Company issued six (6) promissory notes totaling $ 187,791 for short term working capital needs. During the current period, the Company issued five (5) promissory notes totaling $115,000 for short term working capital needs, with interest paid at 12%. Interest rates varied from 5% to 12%, payable monthly on some notes, and at maturity on others. Notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available.

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

NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $ 11,753.

NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and two limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); and P & A Remediation, LLC, an Oklahoma limited liability company (hereafter PAR Oklahoma). PAR Texas and PAR Oklahoma are collectively `P & A Remediation'). Yankee owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets. Through P & A Remediation, the Company performs environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. CCTech provides high speed internet access for residential and business customers in the state of Hawaii. CCTech also has the capability to host commercial websites world wide. Simpco, Inc., and Yankee Development Corporation own assets, but do not do business with any source outside of the Company.

Subject to securing the necessary equity infusion or long term financing, Company management hopes to re-establish currently suspended day to day operations in both its Olney, Texas, yard location and in the Nowata, Oklahoma, location. The Texas yard would house the Company's threading equipment, there to establish a pipe threading and testing facility complementary to the facilities in the to be acquired Nowata, Oklahoma location. Both locations will have large capacity pipe threading, straightening, and testing facilities that are not readily available in the Texas and Oklahoma markets. Company management is of the opinion that a significant portion of the enhanced (due to the increase in the price of oil) pipe testing market may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be existing competitors in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for operations of the Company's pipe threading and testing facilities. Further, Company management believes they number in the thousands as of the date hereof, and that the pipe threading and testing facility may have an effective life of many years to come based upon the lack of available services in the market today. However, there can be no assurance that this pipe testing and threading market phenomenon will continue, that the Company can establish complementary and efficient day to day operations in its facilities, that the Company will have the resources to complete the work under any such operations, or that the Company after establishing operations, will be able to operate profitably.

Subject to securing the equity infusion or long term financing necessary to finance the implementation and operation of the re-establishment of operations of PAR Oklahoma, Company management hopes to re-establish day to day operations in the Nowata, Oklahoma, location. It is management's plan to use the acquired location's operations to complement the reorganized Texas yard and it's newly established pipe threading and testing facility. In addition to the Oklahoma pipe threading and testing, Company management hopes to re-establish a base for oil & gas well plugging and environmental remediation operations out of the Oklahoma yard. Based upon EPA reports on the Lake Oologah project (that the Company successfully bid and won the first eight one (81) well phase), Company management believes that the abandoned and inactive wells that are candidates for this EPA project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. Re-established operations will not include previous PAR and Simpco mid-level management and should involve the operations of three separate crews and sets of remediation equipment, rather than the one set and one crew used by PAR Oklahoma in the initial eighty one (81) well phase of the project.

The re-establishment of day to day operations in Nowata, Oklahoma, will require the Company securing skilled employees, contractual consultants, or joint venture partners, to work locally in northeast Oklahoma. The consultants and / or venture partners referred could be competitors in the oil well plugging market. Negotiations with the same are currently in the beginning phases with Company management. There can be no assurance that the Company can successfully negotiate with consultants or skilled employees to the Company's benefit, that the EPA project will continue, that the Company will win any of the contracts for the project, that the Company will have the resources to complete the work under any such contracts, or that the Company, if it receives any such contracts, will be able to complete them profitably.

Company management is currently negotiating with outside financial partners for a joint venture, or private placement, to raise sufficient capital for Yankee to cause the proper drilling and completion of a sufficient number of wells to prove or disprove the Yankee Unit field's engineering and reserves study. This program under consideration and negotiation could possibly mean the drilling of up to sixteen (16) initial wells, at a total cost of up to $2,400,000 to the financial partners. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

The Company intends to develop a plan for internal growth of the existing markets of its internet subsidiary, CCTech, which services the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. Currently doing business and maintaining offices on the islands of Oahu and Maui, CCTech has the capability to provide computer and internet commerce consultation services to businesses nationwide. The development of a nationwide marketing plan of a `business to business' division is being planned. It is contingent upon the Company securing financing necessary to re-align and reorganize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. This expansion will allow CCTech to be the only regional statewide ISP in the market. Once in place and operating, a long term plan for nationwide internet service will be implemented. A review of market opportunities available to the Company is currently in process by Company management. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

The Company plans to diversify its operations through the acquisition of companies engaged in businesses unrelated to the oil and gas business. The Company is presently engaged in negotiations for the acquisition of companies operating in industries unrelated to the Company's core business.

The activities of the Company in all subsidiaries to date have been primarily focused on evaluating and forming mid-level management teams; researching and testing actual project operations and profitability; and developing and identifying market opportunities that can be taken advantage of by the Company's positions in its various subsidiaries. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. This Form 10-QSB should be read in conjunction with the Form 10SB which was filed by the Company on June 12, 2000.

The Company expects to meet our capital needs for the next 3 months with cash on hand and operating cash flow. Beyond 3 months, or to make any expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by pending litigation with former mid-level management of P & A Remediation, and the additional filing fees and legal expenses related to the regulatory reporting of the filing of the Company's Form 15C211 with NASD, we do not anticipate any out of budget operational shortfalls in the coming fiscal year. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of September 30,2000, the Company had approximately $25,893 in cash and cash equivalents and $102,077 in current receivables.

The Company also has significant debt service requirements. At September 30, 2000, our secured liabilities were $728,000 and the expected annual interest expense associated with it is approximately $55,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

Our anticipated expenditures are inherently uncertain and will vary widely based on many factors, including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate our business and our ability to raise additional funds. Accordingly, we may need significant amounts of cash in excess of our plan, and no assurance can be given as to the actual amounts of our future expenditures. We will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable us to meet our debt service obligations. There can be no assurance that we will have sufficient financial resources if operating losses increase or additional acquisition or other investment opportunities become available.

The Company is not in the business of producing any item that would require product research and development, other than the continual market analysis by Company and subsidiary management.

Other than, and subject to, securing the required financing necessary to implement upgraded operations in its environmental and internet subsidiaries, and the implementation of the same, there is (1) no expected purchase or sale of plant and significant equipment; or (2) no expected significant changes in the number of employees, relative to the size of previous year's operations.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation (1) general economic and business conditions, (2) ability to cost effectively integrate multiple technologies, (3) effect of future competition, and (4) failure to raise needed capital.

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee; Simpco; CCTech; PAR Texas; and PAR Oklahoma. PAR Texas and PAR Oklahoma are collectively `P & A Remediation'.

In Texas, the Company created PAR Texas in October 1998 to take advantage of the environmental remediation opportunities available in central west Texas (Railroad Commission District 7B & 7C) and in north Texas (Railroad Commission District 9). PAR Texas' environmental remediation and salvage business involved the plugging of oil wells and the remediation and clean-up of oil fields in accordance with government rules and regulations applicable to the environment, and the salvage or purchase for resale on the secondary market of construction materials, pipe, steel tubulars and used and reconditioned oil field equipment. To the extent practicable, PAR Texas performed its services, including testing, threading and reworking of steel pipe recovered from the field, at the oil field salvage yards leased by the Company in Ballinger and Olney, Texas. Although PAR Texas desired to expand its customer base to include governmental agencies such as the State of Texas' Railroad Commission, the Company's customers were limited to private and publicly-held oil and/or gas companies which are operators of oil wells and fields requiring PAR Texas's plugging, remediation and/or salvage services. The company's operations were limited to the north central and central west regions of Texas. Since the commencement of active plugging business operations by PAR Texas in April

1999, through June 30, 2000 the company's plugging activities (approximately 131 wells) have generated gross revenues from services approximating $391,470. In addition, aggregate gross revenues approximating $113,892 generated during the period from the date of the company's inception in October 1998 through March 2000, were attributable to resales by the company of used and reconditioned oil field equipment purchased for resale.

Since March 2000, PAR Texas' active well plugging and pipe sales operations in Texas have been suspended. All personnel of the Ballinger, Texas, yard have been dismissed for cause and the yard is no longer rented. Other than storage of equipment at three locations, there is no Company activity in Ballinger, Texas. In October 1999, Company management decided to shift the operating focus of PAR Texas' Olney, Texas, yard from day to day local Texas operations to move forward to build necessary equipment to operate and to establish operations in Oklahoma. Since March of 2000, PAR Texas has maintained operations of the Olney yard with a skeleton crew, there only to maintain legal integrity of lease space and to protect company assets. A large amount had been removed by mid-level management to storage locations in Texas and / or transported to Nowata, Oklahoma, to establish operations there with PAR Oklahoma.

In Oklahoma, the Company created PAR Oklahoma in October 1999 to take advantage of the environmental remediation opportunities available with the January 2000 implementation of the Lake Oologah oilwell plugging and environmental remediation project. The scope of the overall EPA project could span more than five (5) years, and include the plugging of more than six thousand (6,000) shallow oil wells in the project area. With the scope consciously in mind, the then mid-level management of PAR Oklahoma went forward with the intent of taking steps necessary to be the absolute lowest bidder to insure a base position in the overall development of the EPA project. With the OCC bid contract in hand, PAR Oklahoma, with its then mid-level management, went forward with what was anticipated would be a sixty (60) to ninety (90) day project. The economic and engineering estimates of the then mid-level management had serious short comings, and such caused the delay of the initial phase of plugging eighty one
(81) oil wells for a period in excess of ninety (90) days.

PAR Oklahoma desired to expand its customer base to include private and publicly-held oil and/or gas companies which are operators of oil wells and fields requiring PAR Oklahoma's plugging, remediation and/or salvage services, throughout the state of Oklahoma. The company's operations were limited to the northeast region of Oklahoma. Since the commencement of business operations by PAR Oklahoma in November, 1999, and the award of the first phase of the EPA project in January 2000, the company's activities included the plugging of all eighty-one wells, and earned $72,900 on the first awarded contract. Other than the initial EPA bid contract, the Company has been awarded other single well contracts from the OCC on jobs that are unrelated to the EPA cleanup project mentioned above. These state funded contracts have not been completed.

In August of 2000, all personnel of PAR Oklahoma and Simpco were dismissed for cause. Since the end of June 2000, the Company's well plugging operations in Oklahoma have been suspended pending reorganization of equipment and employees, and the acquisition of additional equipment and required local management to efficiently operate in the EPA project.

The suspension of active operations of PAR Texas and PAR Oklahoma are a result of multiple factors. These include management's overall review of staffing and a reorganization of equipment and employees to efficiently serve the available markets of the Olney, Texas, location and the proposed Nowata, Oklahoma, location; the financing requirements of doing the same reorganization; and the results of now pending litigation between the former mid-level management of PAR Texas and PAR Oklahoma. There can be no assurance if, or as to when, operations will resume.

The Company has a significant capital investment in PAR Texas, PAR Oklahoma, and Simpco. In addition to third party acquisition costs, and costs to manufacture, refurbish and upgrade the acquired equipment of Simpco, the Company issued stock and debt instruments for the equity of the previous owners of Simpco in equipment. Since the creation of PAR Texas and PAR Oklahoma, the Company has used its operations and experience from its initial entry into the field to develop what Company management believes is a successful plan for continued operations. The Company entered the market undercapitalized and under supplied, relative to the needs of the then target industry. Upon industry entry, Company management had contemplated a significant investment and negative cash flow for the initial two years of operations while building a solid basis for expansion in the future. The negative cash flow from operations of PAR Texas and PAR Oklahoma for the past two years has exceeded Company management's expectations and capital budgets, and though there is a corresponding increase in equity of the Company, the operating cash budget had significant shortfalls in the estimation of cash reserves necessary for the refurbishment of equipment acquired in the Simpco transaction. Company management is of the opinion that this was due to an understatement of equipment refurbishment budget figures provided by mid-management. Revenues from sales of pipe, tubulars, and equipment were also over estimated by the same mid-level management. Though the operating cash loss had an immediate negative effect on Company equity position, these two year's operations have established a physical and potential base of operations in both north Texas and northeast Oklahoma that will potentially allow PAR Texas and PAR Oklahoma to generate significant revenue in the pipe threading / testing industry and in the environmental remediation business. This revenue figure assumes successfully meeting the expansion funding requirements and operations are re-instituted as planned by Company management.

With regard to the subsidiaries (collectively P & A Remediation and Simpco), save and except for pending litigation, there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, or on our internal and external sources of liquidity. Likewise, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing suspended plugging and remediation operations. Other than aforementioned pending litigation, there are no unforeseen significant elements of income or loss that may arise from the Company's continuing suspended operations. Any material changes from period to period in one or more line items of the our financial statements could be caused only by an unforeseen outcome to pending litigation with the former owners of Simpco. There are no seasonal aspects that may have a material effect on the financial condition or results of suspended operations.

There has been no activity with the Company's proven oil & gas reserves in Yankee. There is a significant uncertainty inherent to the oil & gas production and development industry. The worldwide trend of increasing crude oil and natural gas prices prompted Company management to investigate numerous possible financing vehicles that may be required to secure the equity infusion or long term financing necessary to develop Yankee's assets. With the worldwide increase in the price of oil, there has been renewed drilling and production activity in the areas of Texas where the company has interests. This renewal of activity may create unforeseen delays in the availability of subcontractors for all phases of a oil & gas well drilling and development program. This delay could cause financial difficulty and shortage of cash flow budgets that are relied upon to profitably and efficiently develop the Company's asset. Other than other historical industry and public information, Company management is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity, or on our internal and external sources of liquidity. We have no material commitments for capital expenditures in Yankee. Other than historical and public information, there are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations without development of the Company's oil & gas reserves. Should the Company be successful in securing the financing necessary to fund the development of the oil & gas reserves, there could be a significant element of income or loss that could arise from our continuing operations. This significant element would be a result of the Company being able to successfully develop to production its proven oil & gas reserves, or disproving the reserves and engineering premise of such with the drilling of dry holes that result in no oil & gas production. The cause for such material changes from period to period in one or more line items of our financial statements would be the results of the Company's development drilling program. Though the Texas winter creates moderate difficulty with any outside operations, there are limited seasonal aspects that might have a material effect on the financial condition or results of operation of the development drilling program. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

The Company has a significant stock investment in its internet subsidiary, CCTech, and intends to develop a plan for internal growth of its existing markets. With an effective January 1, 2000, acquisition by the Company, the subsidiary has a stated purpose to provide services to the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. With operations currently on the islands of Oahu and Maui, CCTech has operated at a relative breakeven position in comparison to its fiscal operations prior to acquisition by the Company. Company management has made the decision to increase the payroll burden on operations by providing for the payment of executive salaries of the Honolulu office. This increase in operating expenses has kept revenue from operations at a relatively flat growth curve. The development of a nationwide marketing plan of a `business to business' division, and the expansion of the current operations to include statewide operations and expanded broadband capabilities to handle DSL customers is considered critical to continued success in the regional internet service provider's operations. This expansion is contingent upon the Company securing financing necessary to re-align and reorganize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

The expansion of the Company's core business of dialup and DSL service to previously un-served markets may have a profound effect on the internet subsidiary's bottom line. A significant market share and volume increase in operating revenue could require only incremental increases in operating costs of the core infrastructure of the subsidiary's Honolulu based main operations center. The reconfiguring and re-allocation of the subsidiary's infrastructure will allow the expansion of the nationwide `business to business' portal and to allow the expansion of local business broad band development.

There are significant uncertainties inherent to the internet. However, in the core business of the regional ISP operations of CCTech, there are no known trends that have or are reasonably likely to have a material impact on the small business issuer's short-term or long-term liquidity, or on our internal and external sources of liquidity. Other than the need for expansion for profitable operations, there are no known material commitments for capital expenditures, or known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no known significant elements of income or loss that do not arise from our continuing operations, and there are no seasonal aspects that had a material effect on the financial condition or results of operation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgments against the Company or its subsidiaries except as described below.

PAR Texas with current trade accounts payable of approximately $120,000 is involved in some disputes on open accounts, five of which have resulted in suits on sworn account being filed in three counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $40,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

Other than the above matters which are considered by Company management to be routine litigation incidental to business, there are three other known lawsuits as of the date of this report that the Company is involved in. Two involve the former owners of Simpco, Inc., which the Company purchased in January 1999.

In a suit filed in the United States District Court, Northern District Oklahoma, on August 7, 2000, the former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and seek to return their 850,000 shares of the common stock of the Company and the Company's $110,000 promissory note, in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. The matter is pending before the Court. Management believes that this suit is without merit and intends to defend the matter vigorously.

In a suit filed in the District Court of Nowata County, Oklahoma, on August 7, 2000, one of the former owners of Simpco and and one other former employee of the Company filed suit on the Company alleging non-payment of wages and sub-contracted amounts of money due under an alleged agreement with the Company. The matter is pending before the Court. Management believes that this suit is without merit and intends to defend the matter vigorously.

In a suit filed in the 393rd District Court of Denton County, Texas, P & A Remediation and Simpco filed suit against six former employees alleging violation of written employment agreements, wrongful dominion and control over property of the company, direct or indirect competition with the company in direct violation of their written employment agreements, disclosed or used proprietary information and trade secrets in direct violation of their written employment contracts, breach of contract, conversion, tortuous interference, and civil conspiracy. The company was granted an ex parte Temporary Restraining Order, that was not converted to a Temporary Injunction. The matter is pending before the Court. Management intends to vigorously prosecute this matter.

ITEM 2. CHANGES IN SECURITIES.

(a) There have been no material modifications to the instruments defining the rights of the holders of any class of registered securities.

(b) There have been no material limitations or qualifications on the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.

(c) The Company did not issue additional securities during the period.

The Company made a private placement offering for additional funding. At the balance sheet date, $34,500 in funds had been received for such stock, but the shares were not issued until after the period. The amounts received are included in stockholders' equity. As of the date of this report, approximately $43,500 has been collected for shares issued at $1 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the small business issuer exceeding 5 percent of the total assets of the issuer.

(b) There is no material arrearage in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the registrant which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the registrant.
 .
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held in Lewisville, Texas, on July 11, 2000, the shareholders, either in person or by proxy, elected the current Board of Directors to their offices.

In other business for shareholder vote, the shareholders, either in person of by proxy, ratified the appointment of David S. Hall, P. C., 1660 South Stemmons, Suite 490, Lewisville, Texas 75067, as the Company's auditors.

ITEM 5. OTHER INFORMATION.

On September 6, 2000, the Board of Directors authorized the corporation to initiate discussions with Sierra Brokerage Services, Inc., of Columbus, Ohio, to enlist their sponsorship of the Company's application to list and trade its common stock on trading mechanisms of NASD.

On September 20, 2000, the Company executed a contract with Neil Rand, d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand shall receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BASIC TECHNOLOGIES, INC.
                                              ----------------------------------
                                                          (Registrant)

             Date  November 16, 2000           /s/ BRYAN L. WALKER
                                              ----------------------------------
                                               Bryan L. Walker, President & CEO

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27           Financial Data Schedule