Form 10QSB
period 2000-12-31
BASIC TECHNOLOGIES INC
filed 2001-02-15
CIK 1061354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended      DECEMBER 31, 2000
                              --------------------------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _________________

Commission file number       0-27635
                      ---------------------

                              BASIC TECHNOLOGIES, INC.
---------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

          COLORADO                                    84-1446622
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

             1026 WEST MAIN STREET, SUITE 104, LEWISVILLE, TEXAS  75067
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 972-436-3789
---------------------------------------------------------------------------
                          (Issuer's telephone number)

             1026 WEST MAIN STREET, SUITE 208, LEWISVILLE, TEXAS  75067
---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ] 		NOT APPLICABLE

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,805,857 common stock as of December 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [x] No[ ] (2) Yes [x] No [ ]



                             BASIC TECHNOLOGIES, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION...........................................3

Item 1.  Financial Statements

         Consolidated Balance Sheets
         December 31, 2000 and December 31, 1999 (Unaudited)............F1

         Consolidated Statements of Income (Loss)
         Six Months Ended December 31, 2000 and
         December 31, 1999 .............................................F3

         Consolidated  Statements of Changes in
         Stockholders' Equity (Deficit) (Unaudited).....................F4

         Consolidated Statements of Cash Flows
         Six Months Ended December 31, 2000 and
         December 31, 1999 (Unaudited)..................................F5

         Notes & Schedules to Consolidated Financial statements
        (Unaudited).....................................................F7

Item 2.  Management's Discussion and Analysis or Plan of Operation

     (a) Plan of Operation For The Next Twelve Months....................3

     (b) Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................11

Item 2.  Changes in Securities .........................................12

Item 3.  Default by the Company on its Senior Securities................12

Item 4.  Submission of Matters to a Vote of Securities Holdings.........13

Item 5.  Other Information..............................................13

Item 6.  Exhibits and Reports on Form 8-K ..............................13



PART I - FINANCIAL INFORMATION

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






                             BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                         December 31,        December 31,
                                                             2000	               1999
ASSETS
CURRENT ASSETS

     Cash (Deficit)                                      $     (4,114)       $     20,994
     Accounts Receivable-Net of allowance                     114,973               8,410
     Inventories                                               70,903              81,615
     Prepaid Expenses                                           4,869                   0
     Deferred Tax Asset                                       342,968             145,010
                                                         ------------        ------------

               TOTAL CURRENT ASSETS                      $    529,599        $    256,029

FIXED ASSETS

     Equipment                                           $  1,404,838        $  1,273,440
     Land and Buildings                                         9,974               9,974
                                                         ------------        ------------

                                                            1,414,812           1,283,414
     Less:  Accumulated Depreciation                     $   (182,250)       $    (71,825)
                                                         ------------        ------------

               TOTAL FIXED ASSETS                        $  1,232,562        $  1,211,589

OTHER ASSETS

     Certificate of Deposit                              $    110,298        $          0
     Deposits                                                   1,399               1,399
     Organization Costs-Net                                       938               1,388
     Proved Developed Oil Reserves                          3,711,000           3,711,000
     Acquisition Goodwill-Net                                 859,680                   0
                                                         ------------        ------------
               TOTAL OTHER ASSETS                        $  4,683,315        $  3,713,787
                                                         ------------        ------------

                    TOTAL ASSETS                         $  6,445,476        $  5,181,405
 	                                                   ============        ============


The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                         December 31,        December 31,
                                                             2000	               1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Short Term Notes Payable                            $     322,963       $     100,000
     Accounts Payable                                          262,800             156,387
     Accrued Taxes and Interest Payable                         81,328              26,731
     Current Portion of Long Term Debt                          67,310              78,336
                                                         -------------       -------------

               TOTAL CURRENT LIABILITIES                 $     734,401       $     361,454

LONG TERM LIABILITIES

     Accrued Interest Payable                            $      11,652       $           0
     Deferred Tax Liability                                    223,069                   0
     Payables-Shareholders                                     466,693             287,592
     Capital Lease Payable                                      32,871              33,479
     Long Term Notes and Obligations                           502,873             356,118
     Less: Current Maturities                                  (67,310)             78,336)
                                                         -------------       -------------

               TOTAL LONG TERM LIABILITIES$              $   1,169,848       $     598,853

               TOTAL LIABILITIES                         $   1,904,249       $     960,307

STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000        $          78       $          68
       shares authorized and 7,759,857 shares and
       6,780,625 shares, respectively, issued and
       outstanding
     Preferred Stock, $.00001 par value, 10,000,000 shares           0                   0
	 authorized and no shares issued and outstanding
     Paid in Capital                                         5,206,407           4,506,332
     Paid Stock Subscriptions                                      500                   0
     Retained Earnings (Deficit)                              (665,758)           (285,302)
                                                         --------------      -------------

               TOTAL STOCKHOLDERS' EQUITY                $   4,541,227       $   4,221,098
                                                         -------------       -------------

                    TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                 $   6,445,476       $   5,181,405
                                                         =============       =============


The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                         Consolidated Statements of Income
                             For the six months ended

                                                         December 31,        December 31,
                                                             2000	               1999
REVENUES                                                 $    215,333        $    284,068

COST OF SALES                                                   1,463             191,419
                                                         ------------        ------------

                    GROSS PROFIT                         $    213,870        $     92,649

OPERATING EXPENSES

     Selling, General and Administrative Expenses             410,893             281,041
     Interest                                                  38,016              18,247
     Amortization and Depreciation                             79,612              49,232
                                                         ------------        ------------

                    TOTAL EXPENSES                       $    528,521        $    348,520

          NET INCOME (LOSS) FROM OPERATIONS              $   (314,651)       $   (255,871)

OTHER INCOME (EXPENSE)

     Gain - Note Payoff                                  $      2,518        $          0
     Interest Income                                              190                 343
                                                         ------------        ------------
               TOTAL OTHER INCOME (EXPENSE)                     2,708                 343

          NET INCOME (LOSS) BEFORE TAXES                 $   (311,943)       $   (255,528)

DEFERRED TAX BENEFIT                                          106,061              86,880
                                                         -------------       -------------
                    NET INCOME (LOSS)                    $   (205,882)       $   (168,648)

     Beginning Retained Earnings (Deficit)                   (459,876)           (116,654)
                                                         ------------        ------------

          ENDING RETAINED EARNINGS (DEFICIT)             $   (665,758)       $   (285,302)
                                                         ============        ============

EARNINGS PER SHARE

     Income (Loss) for Common Stockholders               $      (0.03)       $      (0.02)
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                        Consolidated Statements of Cash Flows
                             For the six months ended

                                                         December 31,        December 31,
                                                             2000	               1999
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                   $   (205,882)       $   (168,648)
     Adjustments to reconcile net income to net cash
        provided by operating activities:

          Gain-Note Payoff                                     (2,518)                  0
          Depreciation and Amortization                        79,612              49,232
          Increase in Accounts Receivable                      (6,091)             (5,308)
          Decrease in Inventories                                   0               5,720
          Increase in Deferred Tax Asset                     (106,061)            (86,880)
          Increase in Accounts Payable
             and Accrued Liabilities                           73,442              87,095
          Increase in Prepaid Expenses                         (4,869)                  0
          Decrease in Deposits                                  4,465                   0
                                                         -------------       ------------

               NET CASH USED BY OPERATING ACTIVITIES     $   (167,902)       $   (118,789)

NET CASH USED BY INVESTING ACTIVITIES

          Purchase of Equipment                                     0             (46,567)
                                                         ------------        ------------

               NET CASH USED BY INVESTING ACTIVITIES     $          0        $    (46,567)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds From Sale of Common Stock                        16,000                   0
     Principal Payments on Bank and Other Notes               (39,687)           (160,253)
     Proceeds of Notes Payable                                135,000             206,226
     Proceeds of Shareholder Loans                             29,813             148,199
                                                         ------------        ------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES $    141,446        $    194,172
                                                         ------------        ------------

                    NET INCREASE (DECREASE) IN CASH      $    (26,456)       $     28,816

                    CASH AT BEGINNING OF
                       PERIODS (DEFICIT)                       22,342              (7,822)
                                                         ------------        ------------
                    CASH AT END OF PERIODS (DEFICIT)     $     (4,114)       $     20,994
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
              Consolidated Statements of Changes in Stockholders' Equity
             For the periods ended December 31, 2000 and December 31, 1999

                                                         December 31,        December 31,
                                                             2000	               1999
COMMON STOCK

     Balance at Beginning of Year                        $         77        $         68
     Issuance of Common Stock for Cash                              1                   0
                                                         ------------        ------------

     Balance at End of Year                              $         78        $         68

STOCK SUBSCRIPTIONS
     Balance at Beginning of Year                        $     28,500        $          0
     Subscriptions Received                                    16,000                   0
     Stock Issued                                             (44,000)                  0
                                                         ------------        ------------

     Balance at End of Period                            $        500        $          0

ADDITIONAL PAID IN CAPITAL
     Balance at Beginning of Year                        $  5,162,408        $  4,506,332
     Proceeds or Market Value in Excess of Par Value
        of Common Stock Issued for Cash                        43,999                   0
                                                         ------------        ------------

     Balance at End of Period                            $  5,206,407        $  4,506,332

RETAINED EARNINGS (DEFICIT)
     Balance at Beginning of Year                        $   (459,876)       $   (116,654)
     Net Loss for Period                                     (205,882)           (168,648)
                                                         ------------        ------------

     Balance at End of Period                            $   (665,758)       $   (285,302)
                                                         ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                               $  4,541,227        $  4,221,098
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.







                           BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      Six months ended December 31, 2000


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

     Accounts Receivable

     Bad debt expense is recognized by use of the allowance method, but no allowance has been made this year to date. There are no significant concentrations of credit risk.

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

     Revenues of $1,345 have been earned from oil and gas production during the fiscal year to date.

     Interest

     Interest expensed for the period is $ 38,016. No interest has been capitalized.

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


The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $30.00 per barrel, and the current price of oil is $31.00; however, the reserves are not to be revalued in excess of their original valuation.

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

Additional leases have remaining noncancellable lease terms extending beyond the current year. Rental payments due under existing leases are:

               Year Ending
                 June 30                   Amount

                  2001                  $    11,132
                  2002                        2,334
                                        -----------

                 Total                  $    13,466
                                        ===========


There are no contingent rentals, subleases or related party leases of equipment.

Total equipment rental expense for the period was $21,695.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Initiated in August 2000, there are two known lawsuits involving the former owners of Simpco, Inc., which the Company purchased in January, 1999. The former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and seek to return their 850,000 shares of the Common Stock of the Company and the Company's $110,000 promissory note, in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. Management believes that both suits are without merit and is defending both suits vigorously.

Management further believes the worst case scenario to be the return of the assets of the Simpco transaction for redemption of the Common Stock and cancellation of the note. This would have the effect of reducing the Company's assets by approximately $875,000 with a corresponding reduction in equity. No loss on the income statement would be incurred in this scenario.

In late August 2000, the Company filed a lawsuit against dismissed employees of P & A Remediation (some of whom were the former owners of Simpco), alleging violation of employment agreements and to seek return of Company equipment in the possession of the dismissed employees. Management is prosecuting the suit vigorously.

There are several small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.


NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on
2300 acres in west Texas.   Valuation at the time of acquisition was
based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $30.00 per barrel, and the current price of oil is $31.00 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.


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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

     Through Fiscal Year June 30, 2000            $236,907
     Current Period                                106,061
                                                  --------

     Gross deferred tax asset                     $342,968
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


NOTE 10 - ACCRUALS

Local taxes and interest on notes and other payables have been accrued.

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

In December, 2000, the Company renewed and extended a short-term note of $100,000 to mature in November, 2002. Accrued interest of 10% is payable at maturity, and the accrued interest is classified as a long-term liability.

In December, 2000, the Company issued a promissory note for $110,298 to acquire a certificate of deposit maturing in January, 2002. The note bears interest of 10%, and both principal and interest are payable at maturity in December, 2003.

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

Maturities of long term debt are as follows:

                Year Ending
                  June 30            Amount

                   2001            $  43,056
                   2002              193,933
                   2003              140,508
                   2004              125,376
                                   ---------

                 Total             $ 502,873
                                   =========

Short Term Notes Payable

Between November, 1999 and June, 2000, the Company issued six (6) promissory notes totaling $ 187,791 for short term working capital needs.

During the current period, the Company issued seven (7) promissory notes totaling $127,500 for short term working capital needs, with interest paid at 12%. Interest rates varied from 8% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available. One short-term note for $100,000 was converted to a long-term maturity.

The Company also has a revolving line of credit arrangement, with a period-end balance of $106,968. It was unsecured, with an interest rate of 10% per annum.


NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the financials statement date, no promissory notes, interest rates or repayment schedules have been set. The balances are classified as long term obligations.


NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $ 38,016 for the current period and $18,247 for the prior fiscal year's period. A certificate of deposit for $110,298 was acquired by issuance of a promissory note.


NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.








                             BASIC TECHNOLOGIES, INC.
                      Consolidated Quarterly Income Statement
             For the periods ended December 31, 2000 and December 31, 1999

                                          Quarter Ended        Quarter Ended       Six Months
                                       September 30, 2000    Dcember 31, 2000         Total
REVENUES                                  $   105,262           $   110,071        $   215,333

COST OF SALES                                     779                   684              1,463
                                          -----------           -----------        -----------

                    GROSS PROFIT          $   104,483           $   109,387        $   213,870

OPERATING EXPENSES

     Selling, General and
        Administrative Expenses               211,943               198,950            410,893
     Interest                                  13,761                24,255             38,016
     Amortization and Depreciation             39,806                39,806             79,612
                                          -----------           -----------        -----------
                    TOTAL EXPENSES        $   265,510           $   263,011        $   528,521

          NET INCOME (LOSS)
             FROM OPERATIONS              $  (161,027)          $  (153,624)       $  (314,651)

OTHER INCOME (EXPENSE)

     Gain - Note Payoff                   $     1,818           $       700        $     2,518
     Interest Income                              133                    57                190
                                          -----------           -----------        -----------

               TOTAL OTHER INCOME
                  (EXPENSE)                     1,951                   757              2,708
                                          -----------           -----------        -----------

          NET INCOME (LOSS) BEFORE TAXES  $  (159,076)          $  (152,867)	     $  (311,943)

DEFERRED TAX BENEFIT                           54,086                51,975            106,061
                                          -----------           -----------        -----------

                    NET INCOME (LOSS)     $  (104,990)          $  (100,892)       $  (205,882)

EARNINGS PER SHARE

     Income (Loss) for
        Common Stockholders               $     (0.14)          $     (0.12)       $     (0.26)
                                          ============          ===========        ===========

The accompanying notes are an integral part of these financial statements.








                             BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                   For the six months ended December 31, 2000

                           Oil & Gas   Environmental  Equipment  Internet &   Elimin-  Consoli-
                           Production   Remediation    Leasing   E-Business   ations    dated
                           --------------------------------------------------------------------

Sales to
Unaffiliated Customers	   $   1,345   $     0 	      $       0  $  213,988 $       $  215,333
Inter-Segment Sales                0                                                         0
                           -------------------------------------------------------------------

        Total Sales        $   1,345         0                0     213,988        0   215,333
                           ===================================================================

Operating Income (Loss)    $    (914)  (42,756)         (50,913)    (78,909)
                                                                                      (173,492)
Corporate Expenses                                                                    (141,159)
                                                                                     ---------
        Total Operating Income (Loss)                                                 (314,651)
                                                                                     ==========
Depreciation &
   Amortization            $       0     1,217           49,610      28,507         0   79,334
                           ==========================================================
Corporate Expenses                                                                         278
                                                                                     ---------
        Total Depreciation & Amortization                                               79,612
                                                                                     =========
Interest Revenue (Not Allocated to Segments)                                               190
                                                                                     =========

Interest Expense           $       0    11,931            3,821       1,702         0   17,454
                           ==========================================================
Corporate Expenses                                                                      20,562
                                                                                     ---------
        Total Interest Expense                                                          38,016
                                                                                     =========
                                                                                             0
Segment Assets             $3,711,000  385,022        1,152,291     772,452  (247,676)
                           ==========================================================5,773,089
General Corporate Assets                                                               672,387
                                                                                     ---------
        Total Assets                                                                 6,445,476
                                                                                     =========
Expenditures for
Segment Assets             $       0 $       0     $          0   $       0  $     0 $       0

The accompanying notes are an integral part of these financial statements.






Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation For The Next Twelve Months

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and two limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); and P & A Remediation, LLC, an Oklahoma limited liability company (hereafter
PAR Oklahoma). PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'. Yankee owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets. Through P & A Remediation, the Company performs environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. CCTech provides high speed internet access for residential and business customers in the state of Hawaii. CCTech also has the capability to host commercial websites world wide. Simpco, Inc., and Yankee Development Corporation own assets, but do not do business with any source outside of the Company.

Subject to securing the necessary equity infusion or long term financing, Company management hopes to re-establish currently suspended day to day operation in its Olney, Texas, yard location and to acquire and re-institute the Nowata, Oklahoma, location. The Texas yard would house the Company's threading equipment, there to establish a pipe threading and testing facility complementary to the facilities in the to be acquired Nowata, Oklahoma location. Both locations will have large capacity pipe threading, straightening, and testing facilities that are not readily available in the Texas and Oklahoma markets. Company management is of the opinion that a significant portion of the enhanced (due to the increase in the price of oil) pipe testing market may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be existing competitors in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for operations of
the Company's pipe threading and testing facilities.   Further, Company
management believes they number in the thousands as of the date hereof, and that the pipe threading and testing facility may have an effective life of many years to come based upon the lack of available services in the market today. However, there can be no assurance that this pipe testing and threading market phenomenon will continue, that the Company can establish complementary and efficient day to day operations in its facilities, that the Company will have the resources to complete the work under any such operations, or that the Company after establishing operations, will be able to operate profitably.

Subject to securing the equity infusion or long term financing necessary to finance the implementation and operation of the re-establishment of operations of PAR Oklahoma, Company management hopes to re-establish day to day operations in the to be acquired Nowata, Oklahoma, location. It is management's plan to use the acquired location's operations to complement the reorganized Texas yard and it's to be established pipe threading and testing facility. In addition to the Oklahoma pipe threading and testing, Company management hopes to re-establish a base for oil & gas well plugging and environmental remediation operations out of the Oklahoma yard. Based upon EPA reports on the Lake Oologah project (that the Company successfully bid and won the first eight one (81) well phase), Company management believes that the abandoned and inactive wells that are candidates for this EPA project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. Re-established operations will not include previous PAR and Simpco mid-level management and should involve the operations of three separate crews and sets of remediation equipment, rather than the one set and one crew used by PAR Oklahoma in the initial eighty one (81) well phase of the project.

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

The Company intends to develop a plan for internal growth of the existing markets of its internet subsidiary, CCTech, which services the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. Currently doing business and maintaining offices on the islands of Oahu and Maui, CCTech has the capability to provide computer and internet commerce consultation services to businesses nationwide. The development of a nationwide marketing plan of a 'business to business' division is being planned. It is contingent upon the Company securing financing necessary to re-align and reorganize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. This expansion will allow CCTech to be the only regional statewide ISP in the market. Once in place and operating, a long term plan for nationwide internet service will be implemented. A review of market opportunities available to the Company is currently in process by Company management. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

The Company plans to diversify its operations through the acquisition of companies engaged in businesses unrelated to the oil and gas business. The Company is presently engaged in negotiations for the acquisition of companies operating in industries unrelated to the Company's core business.

The activities of the Company in all subsidiaries to date have been primarily focused on evaluating and forming mid-level management teams; researching and testing actual project operations and profitability; and developing and identifying market opportunities that can be taken advantage of by the Company's positions in its various subsidiaries. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. This Form 10-QSB should be read in conjunction with previous filings filed by the Company.

The Company expects to meet our capital needs for the next 3 months with operating cash flow. Operating beyond 3 months, or to make any expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by pending litigation with former mid-level management of P & A Remediation, and the additional filing fees and legal expenses related to the regulatory reporting of the filing of the Company's Form 15C211 with NASD, we do not anticipate any out of budget operational shortfalls in the coming fiscal year. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of December 31, 2000, the Company had approximately $110,000 in cash and certificates of deposit and $115,000 in current receivables.

The Company also has significant debt service requirements. At December 31, 2000, our secured liabilities were $678,000 and the expected annual interest expense associated with it is approximately $56,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee; Simpco; CCTech; PAR Texas; and PAR Oklahoma. PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'.

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

The continued suspension of active operations of PAR Texas and PAR Oklahoma are a result of multiple factors. These include management's overall review of staffing and a reorganization of equipment and employees to efficiently serve the available markets of the Olney, Texas, location and the proposed Nowata, Oklahoma, location; the financing requirements of doing the same reorganization; and the results of now pending litigation between the former mid-level management of PAR Texas and PAR Oklahoma. There can be no assurance if, or as to when, operations will resume.

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

There has been no activity with the Company's proven oil & gas reserves in Yankee. There is a significant uncertainty inherent to the oil & gas production and development industry. The worldwide trend of increasing crude oil and natural gas prices prompted Company management to investigate numerous possible financing vehicles that may be required to secure the equity infusion or long term financing necessary to develop Yankee's assets. With the worldwide increase in the price of oil, there has been renewed drilling and production activity in the areas of Texas where the company has interests. This renewal of activity may create unforeseen delays in the availability of subcontractors for all phases
of an oil & gas well drilling and development program.   This delay could
cause financial difficulty and shortage of cash flow budgets that are relied upon to profitably and efficiently develop the Company's asset. Other than other historical industry and public information, Company management is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity, or on our internal and external sources of liquidity. We have no material commitments for capital
expenditures in Yankee.   Other than historical and public information,
there are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations without development of the Company's oil & gas reserves. Should the Company be successful in securing the financing necessary to fund the development of the oil & gas reserves, there could be a significant element of income or loss that could arise from our continuing operations. This significant element would be a result of the Company being able to successfully develop to production its proven oil & gas reserves, or disproving the reserves and engineering premise of such with the drilling of dry holes that result in no oil & gas production. The cause for such material changes from period to period in one or more line items of our financial statements would be the results of the Company's development drilling program. Though the Texas winter creates moderate difficulty with any outside operations, there are limited seasonal aspects that might have a material effect on the financial condition or results of operation of the development drilling program. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

The Company has a significant stock investment in its internet subsidiary, CCTech, and intends to develop a plan for internal growth of its existing markets. With an effective January 1, 2000, acquisition by the Company, the subsidiary has a stated purpose to provide services to the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. With operations currently on the islands of Oahu and Maui, CCTech has operated at a relative breakeven position in comparison to its fiscal operations prior to acquisition by the Company. Company management has made the decision to increase the payroll burden on operations by providing for the payment of executive salaries of the Honolulu office. This increase in operating expenses has kept revenue from operations at a relatively flat growth curve. The development of a nationwide marketing plan of a 'business to business' division, and the expansion of the current operations to include statewide operations and expanded broadband capabilities to handle DSL customers is considered critical to continued success in the regional internet service provider's operations. This expansion is contingent upon the Company securing financing necessary to re-align and reorganize Company infrastructure to expand its core business to the islands of
Kauai and the Big Island of Hawaii.   There can be no assurance that the
Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

The expansion of the Company's core business of dialup and DSL service to previously un-served markets may have a profound effect on the internet subsidiary's bottom line. A significant market share and volume increase in operating revenue could require only incremental increases in operating costs of the core infrastructure of the subsidiary's Honolulu based main operations center. The reconfiguring and re-allocation of the subsidiary's infrastructure will allow the expansion of the nationwide 'business to business' portal and to allow the expansion of local business broad band development.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgments against the Company or its subsidiaries except as described below.

PAR Texas with current trade accounts payable of approximately $185,000, is involved in some disputes on open accounts, five of which have resulted in suits on sworn account being filed in three counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution.
Each of the matters is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $50,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

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

(c) The Company continued a private placement offering for additional funding. The Company issued 44,000 shares of common stock for $44,000 in cash received. At the balance sheet date, $500 in funds had been received for additional stock, but the shares were not issued until after the period. The amounts received are included in stockholders' equity.


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


Item 5. Other Information.

On September 6, 2000, the Board of Directors authorized the corporation to initiate discussions with Sierra Brokerage Services, Inc., of Columbus, Ohio, to enlist their sponsorship of the Company's application to list and trade its common stock on trading mechanisms of NASD. Such application has been made and is under review by NASD staff as of the date of this filing.

On September 20, 2000, the Company executed a contract with Neil Rand, d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand shall receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services. The monthly payment of shares will start upon NASD approval of the listing of the Company's stock on a NASD venue.


Item 6. Exhibits and Reports on Form 8-K.

     None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BASIC TECHNOLOGIES, INC.
                                                -------------------------
                                                    (Registrant)

Date   February 13, 2001                        By:  /S/ BRYAN L. WALKER
                                                    ---------------------
                                                    Bryan L. Walker
                                                    President & CEO