Form 10KSB/A
period 2000-06-30
BASIC TECHNOLOGIES INC
filed 2001-02-16
CIK 1061354

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            Amended Form 10-KSB

[x] AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number               0-27635
                       --------------------------------------

                          BASIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------
               (Name of small business issuer in its charter)

           COLORADO                                       84-1446622
--------------------------------------------------------------------------
(State or other jurisdiction of	                (I.R.S. Employer No. )
 incorporation or organization)

1026 West Main Street, Suite 104, Lewisville, Texas               75067
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                  972-436-3789
--------------------------------------------------------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class              Name of each exchange on which registered

None
--------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
--------------------------------------------------------------------------
      (Title of class)

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

State issuer's revenues for its most recent fiscal year.      $710,671
                                                         -----------------

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


                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distri-bution of securities under a plan confirmed by a court.

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

With the exception of Part 7, Financial Statements, the Form 10KSB filed by the Company on October 2, 2000, is incorporated by reference in total.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

                             TABLE OF CONTENTS

Part II

Item 7.      Financial Statements                                       5


                                 PART II

Item 7. Financial Statements

The financial statements of the Company are included immediately following the signature page to this Amended Form 10-KSB.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC TECHNOLOGIES, INC.


By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date: February 7, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date: February 7, 2001

By:  /s/ Richard C. Smith
     ------------------------------------------------------
Richard C. Smith, Treasurer and
Chief Financial Officer, Director
Date: February 7, 2001

By:  /s/ Michael L. Bacon
     ------------------------------------------------------
Michael L. Bacon, Vice President and
Director
Date: February 7, 2001

By:  /s/ Derek T. Smith
     ------------------------------------------------------
Derek T. Smith, Secretary and
Director
Date: February 7, 2001

By:  /s/ Laura N. Walker
     ------------------------------------------------------
Laura N. Walker
Director
Date: February 7, 2001



                                 DAVID S. HALL, P.C.
                             CERTIFIED PUBLIC ACCOUNTANT
                            1660 S. STEMMONS,  SUITE 420
                                LEWISVILLE, TX 75067

                                   (214) 315-1315
                                 FAX (214) 420-0032




INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Basic Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Basic Technologies, Inc. (a Corporation) as of June 30, 2000 and June 30, 1999 and the related consolidated statements of income, retained earnings and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Technologies, Inc. as of June 30, 2000 and June 30, 1999, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



/s/ DAVID S. HALL


Lewisville, Texas
September 29, 2000







                                BASIC TECHNOLOGIES, INC.
                              Consolidated Balance Sheets
                            June 30, 2000 and June 30, 1999


                                                                  June 30	    June 30
                                                                    2000              1999
ASSETS

CURRENT ASSETS

     Cash                                                    $       22,342   $       13,349
     Accounts Receivable-Net                                        108,882            3,102
     Inventories                                                     70,903           87,335
     Deferred Tax Asset                                             236,907           58,130
                                                             --------------   --------------

               TOTAL CURRENT ASSETS                                 439,034          161,916

FIXED ASSETS

     Equipment                                                    1,404,838        1,226,873
     Land and Buildings                                               9,974            9,974
                                                             --------------   --------------

     Less:  Accumulated Depreciation                               (125,484)         (22,817)
                                                             --------------   --------------

                TOTAL FIXED ASSETS                                1,289,328        1,214,030

OTHER ASSETS

     Deposits                                                         5,864            1,399
     Organization Costs-Net                                           1,162            1,612
     Proved Developed Oil Reserves                                3,711,000        3,711,000
     Acquisition Goodwill-Net                                       882,295                0
                                                             --------------   --------------

                TOTAL OTHER ASSETS                                4,600,321        3,714,011
                                                             --------------   --------------

                          TOTAL ASSETS                       $    6,328,683   $    5,089,957
                                                             ==============   ==============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                              Consolidated Balance Sheets
                            June 30, 2000 and June 30, 1999


                                                                June 30	             June 30
                                                                  2000                 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank Overdrafts                                         $           0    $        21,171
     Short Term Notes Payable                                      299,759                  0
     Accounts Payable                                              248,774             70,318
     Accrued Taxes and Interest Payable                             33,564             25,705
     Current Portion of Long Term Debt                              73,138             79,600
                                                             -------------    ---------------

               TOTAL CURRENT LIABILITIES                           655,235            196,794

LONG TERM LIABILITIES

     Deferred Tax Liability                                        223,069                  0
     Payables-Shareholders                                         436,880            139,393
     Capital Lease Payable                                          32,871             41,009
     Long Term Notes and Obligations                               322,657            402,615
     Less: Current Maturities                                      (73,138)           (79,600)
                                                            --------------    ---------------

               TOTAL LONG TERM LIABILITIES                         942,339            503,417

STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000 shares
       authorized and 7,759,857 shares and 6,780,625
       shares, respectively, issued and outstanding                     77                 68
     Preferred Stock, $.00001 par value, 10,000,000 shares
       authorized and no shares issued and outstanding                   0                  0
     Paid in Capital                                             5,162,408          4,506,332
     Paid Stock Subscriptions                                       28,500                  0
     Retained Earnings (Deficit)                                  (459,876)          (116,654)
                                                           ---------------    ---------------

                         TOTAL STOCKHOLDERS' EQUITY              4,731,109          4,389,746
                                                           ---------------    ---------------

                               TOTAL LIABILITIES AND
                                 STOCKHOLDERS' EQUITY      $     6,328,683    $     5,089,957
                                                           ===============    ===============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                           Consolidated Statements of Income
                  For the periods ended June 30, 2000 and June 30, 1999


                                                                  June 30	    June 30
                                                                    2000              1999

REVENUES                                                     $      710,671   $       124,589

COST OF SALES                                                       359,257            94,859
                                                             --------------   ---------------

                    GROSS PROFIT                             $      351,414   $        29,730

OPERATING EXPENSES

     Selling, General and Administrative Expenses                   703,640           174,453
     Interest                                                        40,447             7,247
     Amortization and Depreciation                                  125,739            23,267
     Bad Debt Expense                                                 3,967                 0
                                                             --------------   ---------------
                    TOTAL EXPENSES                                  873,793           204,967

          NET INCOME (LOSS) FROM OPERATIONS                  $     (522,379)  $      (175,237)

OTHER (INCOME) EXPENSE

     Interest (Income)                                                  380               429
                                                             --------------   ---------------

               TOTAL OTHER (INCOME) EXPENSE                             380               429
                                                             --------------   ---------------

          NET INCOME (LOSS) BEFORE TAXES                           (521,999)         (174,808)

DEFERRED TAX BENEFIT                                         $      178,777   $        58,130

                    NET INCOME (LOSS)                              (343,222)         (116,678)

     Beginning Retained Earnings (Deficit)                         (116,654)               24
                                                             --------------   ---------------

          ENDING RETAINED EARNINGS (DEFICIT)                 $     (459,876)  $      (116,654)
                                                             ==============   ===============

EARNINGS PER SHARE

     Income (Loss) for Common Stockholders                   $       (0.06)   $        (0.02)
                                                             ==============   ===============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                          Consolidated Statement of Cash Flows
                  For the periods ended June 30, 2000 and June 30, 1999


                                                                  June 30	    June 30
                                                                    2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                       $    (343,222)   $     (116,678)
     Adjustments to reconcile net income
        to net cash provided by operating activities:

               Depreciation and Amortization                       125,739            23,267
               (Increase) in Accounts Receivable                   (89,582)           (3,101)
               (Increase) Decrease in Inventories                   16,432           (87,335)
               (Increase) in Deferred Tax Asset (net)             (178,777)          (58,130)
               Increase in Accounts Payable and
                  Accrued Liabilities                              186,315            96,023
               (Increase) in Deposits                                    0            (1,399)
                                                             -------------    --------------

                    NET CASH USED BY OPERATING ACTIVITIES         (283,095)         (147,353)

NET CASH USED BY INVESTING ACTIVITIES

               Purchase of Equipment                               (75,209)         (185,656)
                                                             --------------   --------------

                    NET CASH USED BY INVESTING ACTIVITIES          (75,209)         (185,656)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal Payments on Bank and Other Notes	                  (136,436)          (40,451)
     Proceeds of Notes Payable                                     244,921           201,024
     Proceeds of Shareholder Loans                                 279,983           139,393
     Issuance of Restricted Common Stock                                 0                 9
                                                             -------------    --------------

                    NET CASH PROVIDED BY
                       FINANCING ACTIVITIES                        388,468           299,975
                                                             -------------    --------------

                       NET INCREASE (DECREASE) IN CASH              30,164           (33,034)

                       CASH AT BEGINNING OF YEAR                    (7,822)           25,212
                                                             -------------    --------------

                       CASH AT END OF YEAR                   $      22,342    $       (7,822)
                                                             =============    ==============


The accompanying notes are an integral part of these financial statements.

                                 BASIC TECHNOLOGIES, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                  For the periods ended June 30, 2000 and June 30, 1999


                                                                  June 30	    June 30
                                                                    2000              1999
COMMON STOCK
     Balance at Beginning of Year                            $           68   $           59
     Issuance of Common Stock for Acquisition of
        Wholly Owned Subsidiary (Sale of 979,232
        shares and 850,000 shares respectively                            9                9
                                                             --------------   --------------

     Balance at End of Year                                  $           77   $           68

STOCK SUBSCRIPTIONS
     Balance at Beginning of Year                            $            0   $            0
     Subscriptions Received                                          28,500                0
                                                             --------------   --------------
     Balance at End of Year                                  $       28,500   $            0


ADDITIONAL PAID IN CAPITAL
     Balance at Beginning of Year                            $    4,506,332   $    3,738,191
     Proceeds or Market Value in Excess of Par Value of
        Common Stock Issued for Acquisitions of Wholly
        Owned Subsidiaries                                          656,076          768,141
                                                             --------------   --------------

     Balance at End of Year                                  $    5,162,408   $    4,506,332

RETAINED EARNINGS (DEFICIT)
     Balance at Beginning of Year                            $     (116,654)  $           24
     Net Loss                                                      (343,222)        (116,678)
                                                             --------------   --------------
     Balance at End of Year                                  $     (459,876)  $     (116,654)

TOTAL STOCKHOLDERS' EQUITY                                   $    4,731,109   $    4,389,746
                                                             ==============   ==============


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


                        Pro Forma Combined Condensed Statement
                                Of Income (Unaudited)

                              Year Ending June 30, 2000


Operating Revenue                                            $    984,155
Operating Expenses                                              1,470,255
                                                             ------------
Operating Loss                                                   (486,100)

Other Income                                                          380

Deferred Tax Benefit                                              165,145
                                                             ------------
Net Loss                                                     $   (320,575)
                                                             ============

Net Loss per Common Share                                    $       (.04)
                                                             ============

Weighted average number of common shares outstanding            7,759,857
                                                             ============


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

Amortization of capitalized lease costs is included with depreciation.

           Year Ending
             June 30	               Amount

                2001                 $   7,148
                2002                     7,817
                2003                     8,552
                2004                     9,354
                                     ---------
               Total                 $  32,871
                                     =========


Operating Leases

The subsidiary, which operates as an Internet service provider leases certain computer/communication equipment. There are two leases which are paid on a month-to-month basis. Management expects to exercise the fair market value buyout options on these.

Additional leases have remaining noncancellable lease terms extending beyond the current year. Future rental payments due under existing leases are:

           Year Ending
             June 30                   Amount

               2001                  $  16,698
               2002                      2,334

              Total                  $  19,032


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


NOTE 14 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

                                                June 30      June 30
                                                 2000         1999

Operating activities reflect
   interest paid of:                          $    32,257  $    7,247

Non cash acquisitions of Fixed Assets:

                    Issuance of stock         $    78,956  $  878,150
                    Equipment Loans                23,800     173,041
                                              -----------  ----------

                         Total                $   102,756  $1,051,191
                                              ===========  ==========

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






                             BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                        For the period ended June 30, 2000

                           Oil & Gas   Environmental  Equipment  Internet &   Elimin-  Consoli-
                           Production   Remediation    Leasing   E-Business   ations    dated
                           --------------------------------------------------------------------

Sales to
Unaffiliated Customers	   $   3,100   $  453,673     $       0  $  253,898 $       $  710,671
Inter-Segment Sales                0            0        84,500           0  (84,500)        0
                           -------------------------------------------------------------------

        Total Sales        $   3,100      453,673        84,500     253,898  (84,500)  710,671
                           ===================================================================

Operating Income (Loss)    $   3,100     (408,780)      (19,139)    (49,249)
                                                                                      (474,068)
Corporate Expenses                                                                     (48,311)
                                                                                     ---------
        Total Operating Income (Loss)                                                 (522,379)
                                                                                     ==========
Depreciation &
   Amortization            $       0        2,053        94,623      28,508        0   125,184
                           ==========================================================
Corporate Expenses                                                                         555
                                                                                     ---------
        Total Depreciation & Amortization                                              125,739
                                                                                     =========
Interest Revenue (Not Allocated to Segments)                                               380
                                                                                     =========

Interest Expense           $       0       18,556         8,716       1,982         0   29,254
                           ==========================================================
Corporate Expenses                                                                      11,193
                                                                                     ---------
        Total Interest Expense                                                          40,447
                                                                                     =========
                                                                                             0
Segment Assets             $3,711,000     378,102     1,201,902     998,623  (236,404)
                           ==========================================================6,053,223
General Corporate Assets                                                               275,460
                                                                                     ---------
        Total Assets                                                                 6,328,683
                                                                                     =========
Expenditures for
Segment Assets             $       0    $   3,871   $    91,553   $   3,585  $     0 $  99,009

The accompanying notes are an integral part of these financial statements.