Form 10QSB
period 2001-03-31
BASIC TECHNOLOGIES INC
filed 2001-05-18
CIK 1061354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 2001
                              --------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,807,607 common stock as of March 31, 2001.

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



                             BASIC TECHNOLOGIES, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION...........................................3

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2001 and March 31, 2000 (Unaudited)..................F1

         Consolidated Statements of Income (Loss)
         Nine Months Ended March 31, 2001 and
         March 31, 2000 (Unaudited).....................................F3

         Consolidated  Statements of Changes in
         Stockholders' Equity (Deficit) (Unaudited).....................F4

         Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2001 and
         March 31, 2000 (Unaudited).....................................F5

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

Item 3.  Default by the Company on its Senior Securities................13

Item 4.  Submission of Matters to a Vote of Securities Holdings.........13

Item 5.  Other Information..............................................13

Item 6.  Exhibits and Reports on Form 8-K ..............................14


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







                             BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                           March 31,            March 31,
                                                             2001                 2000
ASSETS
CURRENT ASSETS

     Cash                                                $     18,324        $     14,138
     Accounts Receivable-Net of Allowance                     116,858              77,296
     Inventories                                               67,563              71,867
     Prepaid Expenses                                           3,089                   0
     Deferred Tax Assets                                      378,955             201,004
                                                         ------------        ------------

               TOTAL CURRENT ASSETS                      $    584,789        $    364,305

FIXED ASSETS

     Equipment                                           $  1,419,518        $  1,404,838
     Land / Buildings / Improvements                           13,088               9,974
                                                         ------------        ------------
                                                            1,432,606           1,414,812

     Less:  Accumulated Depreciation                     $   (211,419)       $    (98,655)
                                                         ------------        ------------

               TOTAL FIXED ASSETS                        $  1,221,187        $  1,316,157

OTHER ASSETS

     Certificate of Deposit                              $    111,718        $          0
     Deposits                                                     760               1,399
     Organization Costs-Net                                       825               1,275
     Proved Developed Oil Reserves                          3,711,000           3,711,000
     Acquisition Goodwill-Net                                 848,370             893,607
                                                         ------------        ------------

              TOTAL OTHER ASSETS                         $  4,672,673        $  4,607,281
                                                         ------------        ------------

                    TOTAL ASSETS                         $  6,478,649        $  6,287,743
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.






                             BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                           March 31,            March 31,
                                                             2001                 2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Short Term Notes Payable                            $     345,935       $     252,157
     Accounts Payable                                          270,195             198,113
     Accrued Taxes and Interest Payable                        104,303              29,418
     Current Portion of Long Term Debt                          66,814              76,384
                                                         -------------       -------------

               TOTAL CURRENT LIABILITIES                 $     787,247       $     556,072

LONG TERM LIABILITIES

     Accrued Interest Payable                            $      16,910       $           0
     Deferred Tax Liability                                    223,069             223,069
     Payables-Shareholders                                     535,294             447,651
     Capital Lease Payable                                      32,871              32,871
     Long Term Notes and Obligations                           474,952             335,976
     Less: Current Maturities                                  (66,814)            (76,384)
                                                         -------------       -------------

               TOTAL LONG TERM LIABILITIES               $   1,216,282       $     963,183

               TOTAL LIABILITIES                         $   2,003,529       $   1,519.255

STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000        $          78       $          77
       shares authorized and           shares and
                 shares, respectively, issued and
       outstanding
     Preferred Stock, $.00001 par value, 10,000,000 shares           0                   0
	 authorized and no shares issued and outstanding
     Paid in Capital                                         5,210,157           5,162,408
     Paid Stock Subscriptions                                      500                   0
     Retained Earnings (Deficit)                              (735,615)           (393,997)
                                                         --------------      -------------

               TOTAL STOCKHOLDERS' EQUITY                $   4,475,120       $   4,768,488
                                                         -------------       -------------

                    TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                 $   6,478,649       $   6,287,743
                                                         =============       =============


The accompanying notes are an integral part of these financial statements.






                             BASIC TECHNOLOGIES, INC.
                         Consolidated Statements of Income
                            For the Nine Months Ended

                                                           March 31,            March 31,
                                                             2001                 2000
REVENUES                                                 $     329,677       $     559,310

COST OF SALES                                                    5,732             303,316
                                                         -------------       -------------

               GROSS PROFIT                              $     323,945       $     255,994

OPERATING EXPENSES

     Selling, General and Administrative                       568,041             562,787
     Interest                                                   59,372              26,319
     Amortization and Depreciation                             120,204              87,485
                                                         -------------       -------------

               TOTAL EXPENSES                            $     747,617       $     676,591

          NET INCOME (LOSS) FROM OPERATIONS              $    (423,672)      $    (420,597)

OTHER INCOME (EXPENSE)

     Gain - Debt Payoff                                  $       4,248       $           0
     Interest Income                                             1,637                 380
                                                         -------------       -------------

               TOTAL OTHER INCOME (EXPENSE)                      5,885                 380

          NET INCOME (LOSS) BEFORE TAXES                 $    (417,787)      $    (420,217)

DEFERRED TAX BENEFITS                                          142,048             142,874
                                                         -------------       -------------

               NET INCOME (LOSS)                         $    (275,739)      $    (277,343)

     Beginning Retained Earnings (Deficit)                    (459,876)           (116,654)
                                                         -------------       -------------

          ENDING RETAINED EARNINGS (DEFICIT)             $    (735,615)      $    (393,997)
                                                         =============       =============

EARNINGS (LOSS) PER SHARE

     Income (Loss) for Common Stockholders               $       (0.03)      $       (0.03)
                                                         =============       =============


The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                        Consolidated Statements of Cash Flows
                             For the Nine Months Ended

                                                            March 31,           March 31,
                                                              2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                   $   (275,739)       $   (277,343)
     Adjustments to reconcile net income to net cash
        provided by operating activities:

          Gain-Note Payoff                                     (4,248)                  0
          Depreciation and Amortization                       120,204              87,485
          Increase in Accounts Receivable                      (7,976)            (56,787)
          Decrease in Inventories                               3,340              15,468
          Increase in Deferred Tax Asset                     (142,048)           (142,874)
          Increase in Accounts Payable
             and Accrued Liabilities                           92,160              85,396
          Increase in Prepaid Expenses                         (3,089)                  0
          Decrease in Deposits                                  5,104                   0
          Expenses Paid With Stock                              1,750                   0
                                                         -------------       ------------

               NET CASH USED BY OPERATING ACTIVITIES     $   (210,542)       $   (288,655)

NET CASH USED BY INVESTING ACTIVITIES

          Purchase of Fixed Assets                            (17,794)            (75,869)
                                                         ------------        ------------

               NET CASH USED BY INVESTING ACTIVITIES     $    (17,794)       $    (75,869)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds From Sale of Common Stock                        16,000                   0
     Principal Payments on Bank and Other Notes               (50,096)           (170,984)
     Proceeds of Notes Payable                                160,000             249,210
     Proceeds of Shareholder Loans                             98,414             308,258
                                                         ------------        ------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES $    224,318        $    386,484
                                                         ------------        ------------

                    NET INCREASE (DECREASE) IN CASH      $     (4,018)       $     21,960

                    CASH AT BEGINNING OF
                       PERIODS (DEFICIT)                       22,342              (7,822)
                                                         ------------        ------------
                    CASH AT END OF PERIODS               $     18,324        $     14,138
                                                         ============        ============


The accompanying notes are an integral part of these financial statements.






                             BASIC TECHNOLOGIES, INC.
              Consolidated Statements of Changes in Stockholders' Equity
             For the Periods Ended March 31, 2001 and March 31, 2000

                                                           March 31,           March 31,
                                                             2001                2000
COMMON STOCK

     Balance at Beginning of Year                        $         77        $         68
     Issuance of Common Stock for Cash                              1                   9
                                                         ------------        ------------

     Balance at End of Period                            $         78        $         77

STOCK SUBSCRIPTIONS
     Balance at Beginning of Year                        $     28,500        $          0
     Subscriptions Received                                    16,000                   0
     Stock Issued                                             (44,000)                  0
                                                         ------------        ------------

     Balance at End of Period                            $        500        $          0

ADDITIONAL PAID IN CAPITAL
     Balance at Beginning of Year                        $  5,162,408        $  4,506,332
     Proceeds or Market Value in Excess of Par Value
        of Common Stock Issued for Cash                        47,749             656,076
                                                         ------------        ------------

     Balance at End of Period                            $  5,210,157        $  5,162,408

RETAINED EARNINGS (DEFICIT)
     Balance at Beginning of Year                        $   (459,876)       $   (116,654)
     Net Loss for Period                                     (275,739)           (277,343)
                                                         ------------        ------------

     Balance at End of Period                            $   (735,615)       $   (393,997)
                                                         ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                               $  4,475,120        $  4,768,488
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.






                           BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended March 31, 2001


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

     Pipe inventory, in the form of a 35-mile long abandoned oil gathering pipeline, was acquired for the issuance of a $35,000 promissory note. The Company plans to dig up the pipeline and prepare it for sale, if title problems are resolved.

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

     Income Taxes

     Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

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

     Common Stock

     The Company's common stock is stated at par value ($.00001) and the paid in capital represents the difference between the fair value of the assets received and the common stock at par value. There are currently no commitments or provisions for stock options, stock compensation, conversion rights, redemption requirements or unusual voting rights.

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

     Interest

     Interest expensed for the period is $ 59,372. No interest has been capitalized.

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


The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $26.50 per barrel, and the current price of oil is $28.75; however, the reserves are not to be revalued in excess of their original valuation.

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


NOTE 3 - EMPLOYEE BENEFITS

There are currently no qualified or non-qualified employee pensions, profit sharing, stock option or other plans authorized for any class of employees. Group health insurance is provided to employees in Hawaii.


NOTE 4 - LEASES

Capital Leases

All leases for physical facilities are for a period of one year or less, with no written option periods. There is one equipment lease, the terms of which mandate accounting as a capital lease. The leased assets are depreciated with interest imputed.

Amortization of capitalized lease costs is included with depreciation. Payment on this lease has been suspended pending the results of negotiation on terms. Total remaining obligations are $32,871.


Operating Leases

One subsidiary, which operates as an Internet service provider, leased certain computer/communication equipment. Management exercised the buyout options on these during the year.

Additional leases have remaining noncancellable lease terms extending beyond the current year. Rental payments due under existing leases are:

               Year Ending
                 June 30                   Amount

                  2001                  $     3,176
                  2002                        2,334
                                        -----------

                 Total                  $     5,510
                                        ===========


There are no contingent rentals, subleases or related party leases of equipment.

Total equipment rental expense for the period was $10,926.


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


NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on
2300 acres in west Texas.   Valuation at the time of acquisition was
based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $26.50 per barrel, and the current price of oil is $28.75 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.


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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

     Through Fiscal Year June 30, 2000            $236,907
     Current Period                                142,048
                                                  --------

     Gross deferred tax asset                     $378,955
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

In March, 1999, the Company issued $50,000 in notes payable, due in March 2003 for working capital. These were refinanced in March 2001, with additional funding. The new notes totaled $52,979, with payoff in February 2005. Principal and interest accrued at 10% are payable monthly, and the notes are secured by equipment.

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

Maturities of long term debt are as follows:

                Year Ending
                  June 30            Amount

                   2001            $  24,695
                   2002              154,675
                   2003              145,620
                   2004              138,615
                   2005               11,347
                                   ---------

                 Total             $ 474,952
                                   =========

Short Term Notes Payable

Between November, 1999 and June, 2000, the Company issued six (6) promissory notes totaling $ 187,791 for short term working capital needs.

During the current period, the Company issued eight (8) promissory notes totaling $152,500 for short term working capital needs. Interest rates varied from 8% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available. One short-term note for $100,000 was converted to a long-term maturity.

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


NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $53,253 for the current period and $28,146 for the prior fiscal year's period. A certificate of deposit for $110,298 was acquired by issuance of a promissory note.
Debt of $2,000 was retired through the issuance of 2,000 shares of com-mon stock.


NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.






                                               BASIC TECHNOLOGIES, INC.
                                       Consolidated Quarterly Income Statements
                                       For The Nine Months Ended March 31, 2001

                                          Quarter Ended        Quarter Ended       Quarter  Ended       Nine Months
                                       September 30, 2000    Dcember 31, 2000      March 31, 2001          Total
REVENUES                                  $   105,262           $   110,071         $   114,344        $    329,677

COST OF SALES                                     779                   684               4,269               5,732
                                          -----------           -----------         -----------        ------------

                    GROSS PROFIT          $   104,483           $   109,387         $   110,075        $    323,945

OPERATING EXPENSES

     Selling, General and
        Administrative                        211,943               198,950             157,148             568,041
     Interest                                  13,761                24,255              21,356              59,372
     Amortization and Depreciation             39,806                39,806              40,592             120,204
                                          -----------           -----------         -----------        ------------
                    TOTAL OPERATING
                       EXPENSES           $   265,510           $   263,011         $   219,096        $    747,617

          NET INCOME (LOSS)
             FROM OPERATIONS              $  (161,027)          $  (153,624)        $  (109,021)       $   (423,672)

OTHER INCOME (EXPENSE)

     Gain - Note Payoff                   $     1,818           $       700         $     1,730        $      4,248
     Interest Income                              133                    57               1,447               1,637
                                          -----------           -----------         -----------        ------------

               TOTAL OTHER INCOME
                  (EXPENSE)                     1,951                   757               3,177               5,885
                                          -----------           -----------         -----------        ------------

          NET INCOME (LOSS) BEFORE TAXES  $  (159,076)          $  (152,867)        $  (105,844)       $   (417,787)

DEFERRED TAX BENEFIT                           54,086                51,975              35,987             142,048
                                          -----------           -----------         -----------        ------------

                    NET INCOME (LOSS)     $  (104,990)          $  (100,892)        $  ( 69,857)       $   (275,739)

EARNINGS PER SHARE

     Income (Loss) for
        Common Stockholders               $     (0.01)          $     (0.01)        $     (0.01)       $      (0.03)
                                          ============          ============        ============       =============

The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                    For The Nine Months Ended March 31, 2001

                           Oil & Gas   Environmental  Equipment  Internet &   Elimin-  Consoli-
                           Production   Remediation    Leasing   E-Business   ations    dated
                           --------------------------------------------------------------------

Sales to
Unaffiliated Customers	   $   1,345   $    4,000     $   1,527  $  322,805 $        $ 329,677
Inter-Segment Sales                0                                                         0
                           -------------------------------------------------------------------

        Total Sales        $   1,345        4,000         1,527     322,805        0   329,677
                           ===================================================================

Operating Income (Loss)    $     (94)     (47,687)      (77,824)    (54,318)          (179,923)

Corporate Expenses                                                                    (243,749)
                                                                                     ---------
        Total Operating Income (Loss)                                                 (423,672)
                                                                                     ==========
Depreciation &
   Amortization            $       0        1,450        74,416      43,547        0   119,413
                           =========================================================
Corporate Expenses                                                                         791
                                                                                     ---------
        Total Depreciation & Amortization                                              120,204
                                                                                     =========
Interest Revenue (Not Allocated to Segments)                                             1,637
                                                                                     =========

Interest Expense           $       0       16,559         4,925       5,363        0    26,847
                           =========================================================
Corporate Expenses                                                                      32,525
                                                                                     ---------
        Total Interest Expense                                                          59,372
                                                                                     =========
                                                                                             0
Segment Assets             $3,711,000     387,772     1,127,486     774,030 (215,222)
                           ========================================================= 5,785,066
General Corporate Assets                                                               693,583
                                                                                     ---------
        Total Assets                                                                 6,478,649
                                                                                     =========
Expenditures for
Segment Assets             $       0 $       0     $          0   $  14,680  $     0 $  14,680

The accompanying notes are an integral part of these financial statements.






Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation For The Next Twelve Months

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and two limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); and P & A Remediation, LLC, an Oklahoma limited liability company (hereafter
PAR Oklahoma). PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'. Yankee owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets. Through P & A Remediation, the Company has performed environmental remediation and sal-vage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. CCTech provides high speed internet access for residential and business customers in the state of Hawaii.
CCTech also has the capability to host commercial websites world wide. Simpco, Inc., and Yankee Development Corporation own assets, but do not do business with any source outside of the Company. With skeleton staffing, P & A Remediation has done limited business with any source outside of the Company.

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

Subject to securing the equity infusion or long term financing necessary to finance the implementation and operation of the re-establishment of operations of PAR Oklahoma, Company management hopes to re-establish day to day operations in the to be acquired Nowata, Oklahoma, location. It is management's plan to use the acquired location's operations to complement the reorganized Texas yard and it's to be established pipe threading and testing facility. In addition to the Oklahoma pipe threading and testing, Company management hopes to re-establish a base for oil & gas well plugging and environmental remediation operations out of the Oklahoma yard. Based upon EPA reports on the Lake Oologah project (that the Company successfully bid and won the first eight one (81) well phase), Company management believes that the abandoned and inactive wells that are candidates for this EPA project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. Re-established operations will not include previous PAR and Simpco mid-level management and should involve the operations of three separate crews and sets of remediation equipment, rather than the one set and one crew used by PAR Oklahoma in the initial eighty one (81) well phase of the Simpco contracted project.

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

The Company plans to diversify its operations through the acquisition of companies engaged in businesses unrelated to the oil and gas business. The Company is presently engaged in negotiations for the acquisition of companies operating in industries related and unrelated to the Company's core business.

The activities of the Company in all subsidiaries to date have been primarily focused on securing long term financing or equity infusion; evaluating and forming mid-level management teams; researching and testing actual project operations and profitability; and developing and identifying market opportunities that can be taken advantage of by the Company's positions in its various subsidiaries. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. This Form 10-QSB should be read in conjunction with previous filings filed by the Company.

The Company expects to meet our capital needs for the next 3 months with operating cash flow and current cash and receivables balances . Operating beyond 3 months, or to make any significant expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by pending litigation with former mid-level management of P & A
Remediation, or unforseen additional filing fees and legal expenses related to the registration and approval of a second issue of capital stock to be made available for public purchase, we do not anticipate any out of budget operational shortfalls in the coming fiscal year.
We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of March 31, 2001, the Company had approximately $130,042 in cash and certificates of deposit and $120,825 in current receivables.

The Company also has significant debt service requirements. At March 31, 2001, our interest-bearing liabilities were $647,500 and the expected annual interest expense associated with it is approximately $72,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

The Company serves as a holding company for three wholly-owned corporate subsidiaries and two wholly owned limited liability companies: Yankee; Simpco; CCTech; PAR Texas; and PAR Oklahoma. PAR Texas and PAR
Oklahoma are collectively 'P & A Remediation'.

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

There has been no activity with the Company's proven oil & gas reserves in Yankee. There is a significant uncertainty inherent to the oil & gas production and development industry. The worldwide trend of increasing crude oil and natural gas prices prompted Company management to investigate numerous possible financing vehicles that may be required to secure the equity infusion or long term financing necessary to develop Yankee's assets. With the worldwide increase in the price of oil, there has been renewed drilling and production activity in the areas of Texas where the company has interests. This renewal of activity may create unforeseen delays in the availability of subcontractors for all phases
of an oil & gas well drilling and development program.   This delay could
cause financial difficulty and shortage of cash flow budgets that are relied upon to profitably and efficiently develop the Company's asset. Other than other historical industry and public information, Company management is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity, or on our internal and external sources of liquidity. We have no material commitments for capital
expenditures in Yankee.   Other than historical and public information,
there are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations without development of the Company's oil & gas reserves. Should the Company be successful in securing the financing necessary to fund the development of the oil & gas reserves, there could be a significant element of income or loss that could arise from our continuing operations. This significant element would be a result of the Company being able to successfully develop to production its proven oil & gas reserves, or disproving the reserves and engineering premise of such with the drilling of dry holes that result in no oil & gas production. The cause for such material changes from period to period in one or more line items of our financial statements would be the results of the Company's development drilling program. Though the Texas seasons create moderate difficulty with any outside operations, there are limited seasonal aspects that might have a material effect on the financial condition or results of operation of the development drilling program. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

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

PAR Texas with current trade accounts payable of approximately $199,500 is involved in some disputes on open accounts, a number of which have resulted in suits on sworn account being filed in four counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters has either been brought to judgment or is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $50,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

Other than the above matters which are considered by Company management to be routine litigation incidental to business, there are three other known lawsuits as of the date of this report that the Company is involved
in.   Two involve the former owners of Simpco, Inc., which the Company purchased in January 1999.

In a suit filed in the United States District Court, Northern District Oklahoma, on August 7, 2000, the former owners allege that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and seek to return their 850,000 shares of the common stock of the Company and the Company's $110,000 promissory note, in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages. The matter is pending before the Court. Management believes that this suit is without merit and intends to defend the matter vigorously. On the Company's motion, venue has been ordered changed to the Eastern District of Texas.

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

(c) The Company continued a private placement offering for additional funding. The Company issued 44,000 shares of common stock for $44,000 in cash received. At the balance sheet date, $500 in funds had been received for additional stock, but the shares have not been issued, pending receipt of certain documents. The amounts received are included in stockholders' equity.

(d) The Company issued 1,750 shares of restricted common stock for the payment of certain fees and 2,000 shares of restricted common stocl to reduce debt.

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


Item 5. Other Information.

(a) On September 6, 2000, the Board of Directors authorized the corporation to initiate discussions with Sierra Brokerage Services, Inc., of Columbus, Ohio, to enlist their sponsorship of the Com-pany's application to list and trade its common stock on trading mechanisms of NASD. Such application was made and approved for listing on the OTC Bulletin Board by NASD staff on March 23, 2001. Our common stock commenced trading on the electronic Bulletin Board under the symbol "BTEC" on March 26, 2001. Under NASD rules, there were no high and low closing bid quotations in the over-the-counter market for the common stock, as reported by the single sponsoring market maker during the period from March 23 through the first 30 days. Quotations would represent inter-dealer quotations, without adjustment for retail markups, mark-downs or commissions, and may not necessarily represent actual transactions.

As of March 31, 2001, according to Corporate Stock Transfer, our Trans-fer agent, we had approximately 165 shareholders of record of our 7,807,607 outstanding shares of common stock.

(b) On September 20, 2000, the Company executed a contract with Neil Rand d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand shall receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services. The monthly payment of shares will start upon NASD approval of the listing of the Company's stock on a NASD venue. The company is in the process of developing for filing a Form S-8 filing for an approved issue of stock for its employees, consultants, and ven-dors, through which the Company intends to fulfill its stock payment obligations under the contract. By agreement with Corporate Imaging, the balance of stock due under its contract will accrue until the SEC's approval of the aformentioned stock issue, and the Company has the authority to issue such common stock.


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


                                                BASIC TECHNOLOGIES, INC.
                                                -------------------------
                                                    (Registrant)

Date   May 14, 2001                             By:  /S/ BRYAN L. WALKER
                                                    ---------------------
                                                    Bryan L. Walker
                                                    President & CEO