Form 10KSB
period 2001-06-30
BASIC TECHNOLOGIES INC
filed 2001-10-01
CIK 1061354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended         June 30, 2001
                           ---------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number              0-27635
                          ----------------------------


                            BASIC TECHNOLOGIES, INC
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          COLORADO                                        84-1446622
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer No.)
 incorporation or organization)

 1026 West Main Street, Suite 104, Lewisville, Texas        75067
------------------------------------------------------    ----------
  (Address of principal executive offices)                (Zip Code)


                                  972-436-3789
-------------------------------------------------------------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

None
-------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
-------------------------------------------------------------------------------
      (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $420,977

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At June 30, 2001, based upon the posted closing price of $.47 per share, as posted on the National Association of Securities Dealers Over The Counter Bul-letin Board, the aggregate market value of the voting stock held by non-affiliates is $613,941.26. During the existence of the Registrant since 1998, there has been no trading on an exhange, and there has been limited over the counter trading.

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

[ ]Yes [ ] No [X] NOT APPLICABLE

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001 the Registrant had 7,855,555 shares of common stock issued and outstanding.

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT.

Basic Technologies, Inc. (the "Company"), was organized under the laws of the State of Colorado on January 21, 1998. The Company was initially organized for the purpose of pursuing and completing a business combination with Yankee Development Corporation ("Yankee Development"), a Texas corporation engaged in the business of the acquisition and development of oil and gas ventures and related interests. The Company's executive offices are presently located at 1026 West Main Street, Suite #104, Lewisville, Texas 75067, and its telephone and facsimile numbers are (972) 436-3789 and (972) 219-1832, respectively. The Company's presence on the world wide web is accessible at the domain http://www.basictech.com and its related links.

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

The Company, effective as of January 15, 1999, issued and sold, in accordance with that certain Acquisition Agreement and Closing Memorandum dated effective January 15, 1999, a total of 850,000 newly-issued, restricted shares of Common Stock in consideration of the exchange therefor of all 10,000 outstanding shares of common stock, no par value per share, of Simpco. Simpco then became a wholly-owned subsidiary of the Company, in the transaction which was accounted for under the purchase of assets method. Prior to its acquisition by the Com-pany effective as of January 15, 1999, Simpco was operating and approved by the responsible regulatory agencies of the states of Texas and Oklahoma to be en-gaged in the business of oil well plugging, remediation and salvage activities, which are now conducted by P & A Remediation. Since its acquisition by the Company, Simpco has acted solely in the capacity of referring business con-tacts; acting as agent in the state of Oklahoma; and as the owner and lessor to P & A Remediation, as the lessee, of the used oil field equipment owned by Simpco effective as of January 15, 1999, and subsequently acquired from unaf-filiated third parties.

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

(b) BUSINESS OF ISSUER.

General. The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development, Simpco, and Cyber Cities Technologies, and two limited liability companies, PAR Texas and PAR Oklahoma (hereafter collectively "P & A Remediation"). Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. Through P & A Remediation, during the two preceding fiscal years (ending June 30, 1999, and June 30, 2000) the Company performed environmental remedi-ation and salvage operations for the oil industry, and marketed and sold con-struction materials, pipe, steel tubulars and used oil field equipment obtain-ed from salvage operations or acquired for resale on the secondary market. During the fiscal year ending June 30, 2001, P & A Remediation did not perform any oil well plugging or environmental remdiation work due to litigation with then mid-level managment of the Company that had the managerial responsibil-ity of the oilwell plugging operations, though the Company did market and sell oilfield equipment on the secondary market on a limited basis. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. Cyber Cities Technologies provides high speed inter-net access for residential and business customers in Hawaii.

Since its creation by the Company, PAR Oklahoma has acted as a general con-tractor for oil well plugging and cleanup jobs for the company's operations in the state of Oklahoma. Simpco has acted as the owner and lessor to PAR Oklahoma, as the lessee, of the used oil field equipment owned by Simpco; and as agent for the procurement of state bid contracts. Simpco, which was a previously approved oil well cementer with the state of Oklahoma, has successfully bid on, and been awarded a number of bid contracts from the Oklahoma Corporation Commission to plug oil wells and clean up oil well sites. PAR Oklahoma is the assignee of those bid contracts from Simpco. Subsequent to its creation, and doing business in Oklahoma as Simpco, PAR Oklahoma has engaged in the business of plugging oil wells for both gov-ernment and industry, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market.

Company management has decided to delay additional development and production of Yankee Development's oil reserves until such time as sufficient capital is raised to properly drill and complete the required number of wells to prove or disprove the field's reserve study. This could possibly mean the drilling of up to twenty (20) wells, at a total cost of up to $3,000,000. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will generate any revenues or achieve profitability from the production of the proven, developed reserves owned as of the date hereof or from oil and/or gas properties, if any, acquired in the future. Until that time, the Company intends to focus upon expanding P & A Remediation's environmental remediation and salvage business in the private sector and, in addition, to include the State of Texas' Railroad Commission; the Oklahoma Corporation Commission; and /or other government customers. Management believes that the Company can continue to exploit the numerous opportunities available because of the volatile nature of the domestic oil and gas industry to expand P & A Remediation's business and, additionally, acquire companies engaged in one or more aspects of the plugging, remediation and salvage business, as well as obtain producing and/or developed oil and/or gas properties. These opportunities include, but are not limited to,
(i) the availability of producing wells and field equipment at low or distressed prices; (ii) the availability for minimal compensation of a pool of highly-trained field and supervisory personnel because of industry layoffs;
(iii) the availability of heavy construction and oilfield equipment, and the businesses operating the same, at low or distressed prices; and (iv) increased environmental remediation and salvage business attributable to the increasing number of wells desired to be plugged, or required to be plugged at public expense because of abandonment by operators due to of the volatile nature of the domestic independent oil & gas industry; the depressed (unstable) price of crude oil; or because of environmental hazards.

Since March 2000, the Company's well plugging and pipe sales operations in Texas under the direction of mid-level management brought in with the acquisition of Simpco have been suspended. Since June 2000, the Company's well plugging opera-tions in Oklahoma have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and re-evalutaion of employees; financing requirements; and recently settled litigation. There can be no assur-ance as to when, or if, operations will resume.

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

During the most recent fiscal year, the Company leased or leases three addi-tional facilities used as oil field offices or salvage yards. One located at 408 South Highway 79, on approximately three acres in the City of Olney, Texas; and one, used for a portion of the most recent fiscal year, is located at 505 Knox Street, on approximately five and one half acres in Young County, Texas. The Company has a contract to purchase, and rental agreement, on 208 East Modoc on leased railroad company land of approximately four acres in the City of Nowata, Oklahoma. All lessors are unaffiliated with the Company. The Young County facility was maintained at a monthly rental of $550 pursuant to a renew-able lease with a purchase option; the Olney facility in on a short term lease under an agreement to improve and maintain physical possession. The Nowata facility was leased for $300 per month.

The Company has assumed liability for two leases of offices from which the Company houses and operates its internet operations in the state of Hawaii. The main office of the Company is located in the City of Honolulu, Hawaii, at 2628 Ualena Street, Suite C, in an industrial office / warehouse area adjoining to and east of the Honolulu International Airport. The space is leased on a five year lease (currently in year three) for a monthly rental of $1300, from an unaffiliated company. The other leased location is on the island of Maui, in the city of Kahului, at 355 Hukilike, Suite 103, in an industrial office / warehouse area three miles west of the Kahului Airport for a monthly rental of $1,000.
The space is leased on a five year term (currently in year two) from an unaf-filiated company.

The Company's executive offices are leased from an affiliate on a month-to-month basis at the rate of $450 per month.

YANKEE DEVELOPMENT CORPORATION (YANKEE)

General. Yankee Development Corporation is a Texas corporation organized on December 31, 1997. As described above, the corporation was acquired by the Company in a reverse acquisition transaction consummated on April 23, 1998.

Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in western Texas known as the Yankee (Canyon Sand) Field Unit, MA., RRC No. 03215, of Tom Green County, Texas, as set forth in that certain Unit Agreement as recorded in Volume 405, Page 609 of the Deed Records of Tom Green County, Texas. The acquisition cost of $3,711,000 assigned to the reserves at the time of their acquisition in April 1998 represents the discounted net present value of net revenues, and was calculated based upon the then market price of $15.00 per each of 880,000 recoverable barrels of oil, less development and operating costs, discounted at a rate of 10%. The current market price of crude oil is approximately $25.00 per barrel, but the carrying value of the reserves will not be increased. These proved, developed oil reserves are Yankee Development's only significant assets. Management is negotiating with financial partners to raise sufficient capital to properly drill and complete the required number of wells to prove or disprove the field's reserve study. This could possibly mean the drilling of up to twenty (20) wells, at a total cost of up to $1,300,000. The results of drilling such wells can never be determined in ad-vance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will generate any revenues or achieve profitability from the pro-duction of the proven, developed reserves owned as of the date hereof or from oil and/or gas properties, if any, acquired in the future.

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

Regulation. The exploration for and production of oil and gas is generally subject to regulation by state regulatory authorities. In some states, the production of oil and gas is regulated by conservation laws and regulations, which set allowable rates of production, regulate the spacing of wells and thus control the number of wells that can be drilled in a given area and otherwise control the conduct of oil and gas operations. Further, Yankee Development's future drilling and production operations, if any, will be subject to state, Federal and local environmental protection regulations that may necessitate significant capital outlays that would materially affect the financial position and business operations of the company. Despite the retention of qualified engineers and operators, Yankee Development may be adversely affected by pollution and environmental laws that protect against waste, conserve natural resources and prevent pollution and damage to the environment, enacted by Federal, state and local agencies in jurisdictions in which the company operates. If any penalties or prohibitions were imposed on Yankee Development for violating such regulations, the company's operations could be adversely affected. Additionally, the production of oil and gas is subject to Federal regulation with regard to the imposition of land use controls, the amount of oil imported into the United States from other countries, taxation and other mat-ters, that is complex and continuously changing. Legislation adopted by Con-gress in some respects emphasizes decreasing demand for, rather than increas-ing the supply of, oil and gas. Yankee Development cannot predict the nature and terms of any energy legislation that may be enacted by Congress in the future nor can the company be assured that any such legislation would not have an adverse affect upon its business. In addition, foreign countries establish prices and production quotas for petroleum products from time to time with the intent of reducing global oversupply and maintaining or increasing certain price levels. Management is unable to predict the effect, if any, such ac-tions would have on the amount of, or the prices received for, oil and/or gas, if any, produced and sold from Yankee Development's wells.

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

Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the shareholders with certain information regarding Yankee Development's future plans and operations, certain statements set forth in this Form 10KSB relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Secur-ities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10KSB or otherwise expressed by or on behalf of Yankee Development are, to the knowledge and in the judgment of the officers and directors of Yankee Development, expected to prove true and come to pass, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause Yankee Development 's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. There are a number of risks and uncertainties in the oil & gas industry.

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

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to Yankee Development. In addition, Yankee Development may be liable for environmental damages caused by previous owners of property purchased or leased by Yankee Development. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of Yankee Development 's properties. While the Company believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In ad-dition, Yankee Development cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on Yankee Develop-ment 's financial condition and results of operations.

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

P & A REMEDIATION, LLC. (PAR TEXAS)

General. P & A Remediation, LLC, is a Texas limited liability company organized on October 16, 1998, by the Company and Simpco, which own 99% and 1%, respectively, of the outstanding membership interests in the company. Prior to the acquisition of Simpco by the Company effective as of January 15, 1999, P &
A Remediation was managed as a joint venture, with the Company contributing working capital and personnel and Simpco contributing management expertise and equipment. After the acquisition of Simpco, most of Simpco's management members became full time employees of P & A Remediation. Currently, none of these indiv-iduals are employed by PAR. Further, P & A Remediation leases the oil field equipment used in its business operations from Simpco or unaffiliated third parties.

PAR Texas' previous environmental remediation and salvage business involved the plugging of oil wells and the remediation and clean-up of oil fields in accord-ance with government rules and regulations applicable to the environment, and the salvage or purchase for resale on the secondary market of construction ma-terials, pipe, steel tubulars and used and reconditioned oil field equipment.
To the extent practicable, PAR Texas performed its services, including testing, threading and reworking of steel pipe recovered from the field, at the oil field salvage yards leased by the Company in Ballinger and Olney, Texas. Al-though PAR Texas desires to expand its customer base to include governmental agencies such as the State of Texas' Railroad Commission, the company's cus-tomers are presently limited to private and publicly-held oil and/or gas com-panies which are operators of oil wells and fields requiring PAR Texas's plug-ging, remediation and/or salvage services. The company's operations are present-ly suspended and limited to the north central region of Texas. From the com-mencment of plugging business operations by PAR Texas in April 1999, through June 30, 2000 the company's plugging activities (approximately 131 wells) had generated gross revenues from services approximating $391,470. In addition, aggregate gross revenues approximating $113,892 generated during the period from the date of the company's inception in October 1998 through March 2000, are attributable to resales by the company of used and reconditioned oil field equipment purchased for resale.

PAR Texas employed two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation operations. Contractual arrangements are often verbal in nature and may be turnkey on specific oil wells or leases (groups of wells). Under the salvage type of contract, the Company receives as its compensation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by PAR Texas as consideration for the performance of plugging and/or remediation services or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies. Typical cash payment arrangements for plugging a well involve a payment in the amount of a percentage of the total estimated cost of the job at the time that equipment is moved on site, with final payment due upon completion of the work and delivery of the certification document (RRC Form W-3) required to be filed with the Texas Railroad Commission. PAR Texas has experienced limited bad debts to date. Management attributes this to the fact that the company policy is to, only upon the receipt of final payment, deliver the cementing affidavits required to be filed by the operator with the Texas regulatory authority indicating that the well was properly plugged in accordance with applicable state regulations and specifications. The direct gross profit on the industry jobs presently being performed by PAR Texas is generally approx-imately 35%. Management believes that the gross profit margin on the same job, if performed for a government agency, could increase to 55%. If PAR Texas is able to obtain contracts from state agencies, the Company expects that payment would typically be received thirty days from the date of completion of the well(s) and all contract requirements, thus requiring that the Company have additional working capital to cover expenses before payment is received. PAR Texas is generally required to pay suppliers and subcontractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should PAR Texas be suc-cessful in expanding its customer base to include government agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

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

In addition to oil well plugging and clean-up operations, PAR Texas serves as a reseller of construction equipment, steel pipe and tubulars and select used and reconditioned oil field equipment. These items are either obtained from the company's salvage operations or purchased outright for resale on the secondary market. The company is planning to resume remediation work on a Conoco, Inc., 58-mile salvage project that involves the recovery of at least 150,000 feet of three and one-half to six inch structural pipe which the Company intends to re-sell for construction and other applications. Management believes, without as-surance, that the price obtainable for the recovered pipe will range from $.80 to $1.50 per foot and that P & A Remediation will incur costs of approximately $.30 per foot to gather and remove the pipe and additional expense to straight-en, clean and/or ready the pipe for resale.

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

Regulation. The oil well plugging and remediation operations of the Company in the State of Texas are subject to regulation by the Oil and Gas Division of the Railroad Commission of the State of Texas (the "Railroad Commission"). As early as 1899, the State of Texas has had laws requiring oil wells to be constructed with wrought iron or steel casing and to be plugged upon abandonment for the purpose of isolating oil and gas from fresh water formations. While the purpose of these early laws was to protect oil and gas fields from contamination by fresh water, the laws have been retained today for the opposite purpose, the protection of the environment from contamination by oil, gas and their byproducts. The Railroad Commission's Oil and Gas Division was created by statute in 1919 to regulate oil and gas exploration and production operations in the state's numerous oil and gas fields. In the 1960's, the Railroad Commission undertook the plugging, using limited state funds appropriated from general revenues, of certain wells abandoned by a Railroad Commission-registered operator because of insolvency, negligence or otherwise. In 1983, a new state-funded well plugging fund was established and, in 1991, additional authority and funding was obtained by the Railroad Commission to address the growing problem of abandoned oil fields. In 1992, the rules for plugging wells were amended, including the enactment of more stringent requirements for moni-toring and testing older, inactive wells having greater potential for damaging the environment. At one time recently, the Railroad Commission's plugging fund had a backlog of in excess of 1,800 wells requiring plugging and was engaged in the review of seventy contaminated oil fields as candidates for state-funded remediation. Company management believes that the abandoned and inactive wells that are candidates for state-funded plugging number in the tens of thousands as of the date hereof. This calculation is based upon management's belief that there are, on average, ten oil or gas wells listed in the Railroad Commission's inventory of wells requiring state-funded remediation per each of 12,500 oper-ators registered with the Railroad Commission. Further, wells are added contin-uously at the rate of 250 per month in an order of priority based on the per-ceived risk to human health and the environment. The Dallas Morning News stated that there are "as many as 17,000 wells abandoned across the state today..."
on June 6, 2000.

Current Activities. Since March 2000, the Company's active well plugging and pipe sales operations in Ballinger, Texas, have been suspended. The Com-pany's physical operations from its Olney, Texas, yard were suspended pending the November - December move of equipment to PAR Oklahoma for its work on the EPA project from its then newly contracted location in Nowata, Oklahoma. The Olney, Texas, leased yards have been minimally maintained by contract staff residing in Olney, Texas. Since June 2000, the Company's well plugging and active business operations in Oklahoma have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and re-evaluation of employees; financing requirements; and the pending litiga-tion with the former owners of Simpco and the then mid-level management of PAR Texas. Due to the recent resolution (August 2001) pending litigation with mid-level managment, and the logistics and financial requirements of resuming operations in PAR Texas' business of previous years, there can be no assur-ance as to when, or if, operations will resume.

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

In addition to the equipment owned by Simpco on the date of its acquisition by the Company, Simpco leases to P & A Remediation other items of oil field and construction equipment acquired by the Company from unaffiliated third parties and assigned to Simpco subsequent to January 15, 1999. These items include a double triple workover rig, a cementing system, a water truck, a bulldozer, a wireline truck and all the specialty equipment necessary to cement oil wells, which are leased by the Company from Mr. Rodney W. Simpson for a period of five years through March 17, 2004, pursuant to that certain Equipment Lease Agreement dated April 15, 1999. The lease provides for the payment of rental in the amount of $1,093 per month through March 17, 2002, and monthly rental payments in the amount of $818 commencing April 17, 2002, through March 17, 2004. Upon termination, or the earlier pay-off, of the lease, Simpco has the option to purchase the equipment for the sum of $10.00. In July of 2000, the Company received notice from an attorney purportedly representing Rodney Simpson, advising that Rodney Simpson considered the sale and purchase agree-ment to be void. Management believes that the position is without legal merit, and intends to prosecute all remedies available to the Company vigorously.

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

In addition to the above-described equipment, in a separate transaction, Simpco received from the Company other items of specialty oil field equipment that are directly related to and used in conjunction with wire line truck and related equipment purchased by the Company from an unaffiliated person, Russell Auto Parts, pursuant to the terms of that certain Promissory Note and Bill of Sale dated April 12, 1999. The $8,000 note provides for payments of $500 per month, without interest, to start June 1, 1999 and thereafter monthly until paid in full. Monthly payments were made until January 1, 2000, when the holder of the note verbally agreed to alter the repayment terms of the original note to add three payments onto the end of the note and forgive the payments due in January, February, and March 2000, for and in consideration of the payment of $200 in fees, and the addition of interest to the then $4,500 balance at 10% for the balance of the term of the note. All other terms remained the same. In July of 2000, the Company ascertained that the original unaffiliated seller and then mid-level management of PAR Texas may have arranged a purported foreclosure of the note giving possession of the vehicle to the then mid-level mangement of PAR Texas. Management believes that the transaction is without consideration and potentially fraudulent, and intends to prosecute all remedies available to the Company vigorously.

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

In the aggregate, Simpco leases or has purchased, subject to promissory notes, a variety of equipment and vehicles from a number of unaffiliated third parties. The equipment and vehicle purchase notes are payable with the latest final pay-ment due in December, 2002, bear interest between 10% and 17.5% annually, and require aggregate monthly payments of approximately $3,200. No single equipment lease or purchase is essential to the continuing operations of PAR; further, equipment and vehicles of the type subject to the leases and purchase notes are generally available in the marketplace.

In addition to the above-described equipment, in multiple and separate transactions, Simpco has received from the Company various other items of specialty oil field and construction equipment that are directly related to and used in conjunction with the day to day operations of the Company and its subsidiaries.

In August of 2000, three lawsuits were filed in Federal and state courts in Texas and Oklahoma, with the Company opposing ther former owners of Simpco, as well as former employees. All three matters were resolved in a mediated global settlement agreement in August of 2001. The agreement called for a return of the bulk of the assets acquired in the Simpco transaction; certain post-Simpco acquisition acquired and improved assets; and the release of an undetermined portion of the accounts receivable due from the State of Okla-homa, in return for the return to treasury of the originally issued 850,000 shares of Common Stock, as well as the cancellation of $145,000 in promis-sory notes. A loss of $77,378 was incurred in this agreement, and reflected in the June 20, 2001 financial statements under the contingency provisions of generally accpeted accounting principles.

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

Current Activities. Lease of equipment to affiliates has been suspended while the affiliates are being reorganized and refinanced, and are recovering equip-ment from the former owners of Simpco, under the terms of litigation settle-ment agreements.

P & A REMEDIATION, LLC. (PAR OKLAHOMA)

General. P & A Remediation, LLC, (hereafter PAR Oklahoma) is an Oklahoma limited liability company organized on October 31, 1999, by the Company. Field manage-ment and support staff of Company operations in the state of Oklahoma were, prior to July 2000, employed by PAR Oklahoma. PAR Oklahoma leased the oil field equipment used in its business operations from the Company, Simpco, or unaffil-iated third parties.

PAR Oklahoma's environmental remediation and salvage business involves the plugging of oil wells and the remediation and clean-up of oil fields in accordance with government rules and regulations applicable to the environment; as well as the salvage or purchase for resale on the secondary market of construction materials, pipe, steel tubulars and used and reconditioned oil field equipment.

Working from a newly contracted (leased) location on leased railroad company land, in December 1999, the Company, acting through Simpco, successfully bid on and, in January 2000, was awarded the initial bid contract on the first phase of the Oklahoma Corporation Commission's management of the clean up project on the north shores of Oologah Lake in Rogers County, Oklahoma. For a combined total of $72,900 the Company committed to properly plug eighty one (81) aban-doned and purging oil wells within the confines of a forty two square mile site that has several thousand wells to plug according to published statements by EPA officials. The December 1999 newly contracted and leased location in Nowata is subject to renegotiation as the Company has not followed through on the ob-ligations to purchase the property. The Company has, however, continuously maintained the closed business locations by payment of utilities. The unaffil-iated seller has not moved to alter the position of the Company in its position in the contract.

Administered by the Oklahoma Corporation Commission, the United States Coast Guard, and the Environmental Protection Agency, according to published reports the well plugging project is the largest of its kind. To date more than eight hundred abandoned, unplugged wells have been identified within the area targeted by the project. Money from the Oil Spill Liability Trust Fund, a $50 million emergency response fund, will be used to finance the project. The fund, created by the Oil Pollution Act of 1990, is earmarked for cleaning up oil spills that are contaminating or threatening to contaminate the nation's waterways. Based upon EPA reports, Company management believes that the abandoned and inactive wells that are candidates for this project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. There can be no assur-ance that the project will continue, that the Company will win any of the con-tracts for the project, that the Company will have the resources to complete the work under any such contracts or that the Company, if it receives any such contracts, will be able to complete them profitably.

PAR Oklahoma desires to expand its customer base to include private and publicly-held oil and/or gas companies which are operators of oil wells and fields requiring PAR Oklahoma's plugging, remediation and/or salvage services, throughout the state of Oklahoma. The company's operations are presently sus-pended, but by plan are limited to the northeast regions of Oklahoma. Since the commencement of business operations by PAR Oklahoma in November, 1999, and the award of the first phaseof the EPA project in January 2000, the company's activ-ities have included the plugging of all eighty-one wells, and have earned the $72,900 of the first awarded contract. After the initial EPA bid contract, the Company was awarded other multiple well contracts with the EPA project, and other single well contracts from the OCC on jobs that are unrelated to the EPA cleanup project mentioned above. Due to the suspension of operations in July 2000, these state funded contracts were not completed, and the bid rights were relinquished to be re-bid by other contractors.

PAR Oklahoma was to be paid for its services under the guidelines of the Okla-homa Corporation Commission, the United States Coast Guard, and the Environ-mental Protection Agency on the Oologah Lake project in Rogers County, Okla-homa. Payment for services performed for industry in the oil well service business was to be on a strict invoice contract basis. Company management has the discretion on whether or not to establish credit arrangements with its oil well service customers, but generally the company policy is to get payment upon completion of work, thereby eliminating the possibility of credit loss.

For anticipated plugging and clean up operations with private industry, PAR Oklahoma contemplates employing two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation operations, similar to its counterpart operating in the state of Texas.

Though the Company intends to work for industry predominantly on a cash or payment due upon receipt invoice basis, there will arise situations that call for other contractual agreements. These contractual arrangements are sometimes verbal and may be turnkey on specific oil wells or leases (groups of wells). Under the salvage type of contract, the Company receives as its compensation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by PAR Oklahoma as consideration for the performance of plugging and/or remediation services, or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies. Typical cash payment arrangements for plugging a well involve a pay-ment in the amount of a percentage of the total estimated cost of the job at the time that equipment is moved on site, with final payment due upon comple-tion of the work and delivery of the certification document (OCC Form 1003) required to be filed with the Oklahoma Corporation Commission. PAR Oklahoma has experienced limited bad debts to date because its sole business activity has been working with the OCC on a government funded project. The Company has a strategy to minimize any bad debt exposure in its operations in Oklahoma.
Only upon the receipt of final payment, does the Company deliver the cementing affidavits required to be filed by the operator with the Oklahoma regulatory authority indicating that the well was roperly plugged in accordance with ap-plicable state regulations and specifications.

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

For the specific EPA project on the northern shores of Lake Oologah in Rogers County, Oklahoma, the Corporation Commission District Office prepares bid contracts, referred to as an `Invitation to Bid', which typically has grouped forty to one hundred abandoned and plug-ordered wells in an `Invitation to Bid', that is available for bid by the Company and others.

In the normal day to day operations of the office, the Corporation Commission District Office also prepares bid contracts for single wells (or small packages of wells) that are plug-ordered, or `emergency' wells that are available for bid by the Company and others. With the Company operating in the area, on similar jobs within the project, PAR Oklahoma has the capability to expand its market with only marginal increases in operating costs if the Company had the working capital to acquire more equipment for state 'emergency' well jobs. Additional working capital would also be required to fund expanded operations, because PAR Oklahoma is generally required to pay suppliers and subcontractors for equip-ment, other supplies and services on a cash on demand, or "COD", basis. Accord-ngly, should PAR Oklahoma be successful in expanding its customer base to in-lude the 'emergency' well jobs of government agencies, of which there is no assurance, its existing working capital may not be adequate to enable the Com-any to continue in operation without the receipt of additional funding.

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

The re-negotiated purchase of a location from which PAR Oklahoma operated in 2000 afford an opportunity to supplement purchased operations by the Company in Texas, and give the Company the capability to increase the market price of steel tubulars it handles by threading and testing its inventory before resale. In March of 1999, the Company purchased the physical assets of Jeffries Pipe & Supply in north central Texas. The assets were comprised of steel testing and threading equipment, the facility being one of three facilities available to the open industry market in southern Oklahoma and central and west Texas. The Company chose to dismantle the assets and move them to the Ballinger, Texas, yard location. The Nowata leased yard location has a fully equipped and functionally similar, though smaller, pipe threading facility. Use of this facility, along with the establishment of operations of the previously ac-quired equipment, will allow PAR Oklahoma and PAR Texas to work together in the marketing of steel tubulars that are acquired by the Company in its sal-vage operations.

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

Current Activities. Collection of the Company's receivable for the EPA contract has been modified by settlement of a lawsuit filed in the state of Oklahoma by former employees and associates of the Company. The Company has suspended bid-ding on additional contracts, pending reorganization and refinancing, as well as the completion of the litigation.

Since July 2000, the Company's active well plugging and pipe sales operations in Nowata, Oklahoma, have been suspended. Since March 2000, the Company's well plugging operations in Texas have been suspended. Both suspensions are a result of multiple factors, including reorganization of equipment and re-evaluation of employees; financing requirements; and the pending litigation with the former owners of Simpco and the then mid-level management of PAR Texas. Due to the re-cent resolution (August 2001) of pending litigation with mid-level management, and the logistics and financial requirements of resuming operations in PAR Oklahoma's business of previous years, there can be no assurance as to when, or if, operations will resume.

CYBER CITIES TECHNOLOGIES, INC. (CCTECH)

General. Cyber Cities Technologies, Inc. (hereafter CCTECH), is a Hawaii corporation organized on December 30, 1999, by the Company, to operate the internet service assets in Hawaii that the Company acquired as of January 1, 2000, from Cyber City Honolulu, Inc (hereafter CCHONO).

CCTECH is engaged in the service of an existing client base in the Hawaii regional internet service market. This client base of about 2,500 consists of approximately (a) 80% conventional residential dial up access accounts, (b) approximately 10% business access accounts, and (c) approximately 10% Asynchronous Data Subscriber Line (ADSL) access. CCTECH solicits resellers of its services to the resellers' client base, which represents approximately 15% of the conventional dial up access customers. Prior to the consummation of the asset acquisition, CCHONO had been in business for three years in the Honolulu market and for one year in the Wailuku market on the island of Maui. Gross revenue for CCHONO for 1999 was approximately $ 425,000. Gross revenue since its acquisition on January 1, 2000, through June 30, 2001, was $664,737. CCHONO's limited capitalization and cash / banking position has not allowed it to take advantage of the increase in its market to fulfill the needed growth in the operation of the company.

CCTECH uses major Internet Access wholesalers, Verizon, Inc. (formerly GTE Hawaiian Telphone, Inc.), Genuity, Inc., and AT&T Internet Access. It employs access equipment, leased to ensure the latest technology available to the con-sumer, to allow the client's computer to call for access on a local exchange. This equipment, originally leased from Ascend Communications, is presently possessed and used by the Company under currently questioned and re-negotiated terms of the original leases that have been paid to term (or equivalent) by the Company. This equipment currently is state of the art and requires limited upgrading to service its regional market at this time. The growth pattern of this market is such that CCTECH is now capable of serving regional growth with negligible growth of expenses, through the substitution of new equipment leases in place of matured leases, resulting in increased profit. However, should CCTECH be successful in expanding its customer base significantly, of which there is no assurance, without sufficient equipment capacity upgrades, its working capital may not be adequate to enable the company to continue in oper-ation without the receipt of additional funding. CCTECH distributes licensed software, from both Microsoft and Netscape, customized to provide the user with the easiest possible installation of the system settings.

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

CCTECH offers both residential and business consumers an access connection referred to as Asynchronous Data Subscriber Line (ADSL). This type of access does not require the client computer or network to "Dial-up" the access net-work, but provides a continuous connection through the current phone line.
This type of access has two major benefits to CCTECH's client base: one is the need for only one phone line, and the other is the high speed of the connection. This type of networking represents approximately 10% of the corporation's rev-enue and grew to this point in less than 7 months following the introduction of the product by Verizon. Verizon and other market forces are in the process of upgrading the remaining areas of the State of Hawaii to enable consumers to choose this alternative network connection. Most subscribers find that the convenience of continued use of the lone phone line while using their computer on the Internet has proven its worth. This is additionally an ideal solution for many of the businesses in Honolulu, where building infrastructure does not support the addition of any more phone lines. This solution, teamed with an aggressive Internet Service Provider, has enabled several businesses to free two or three of their existing phone lines that have been recently used for Internet Access. This area also represents a large target area for growth.

Competition. While CCTECH has numerous competitors in its region of operations, it has several market advantages. With the pricing of its services, CCTECH's predecessor had a historical growth pattern in excess of its competition. According to published company information, since the beginning of Cyber City Honolulu, Inc. in 1996, there have been nine regional competitors created. None are in existence today. CCTECH's primary and largest competitor has been in the market for over twice the period and has begun expanding to the other islands during its latest fiscal year. While the primary regional competitors continue to experience moderate growth in the Hawaii market, few have experienced the historical growth of this operation. The single largest competitor in the market to the dial up regional Internet Service Provider is the cable modem system in use in Honolulu, by Oceanic Cable, a subsidiary of AOL Time Warner, Inc. With availability limited to certain service areas, cost is a factor affecting cable services. With cost and required reliability comparable to the capabilities of the telephone system, consumer loyalty is dependent on reliability as well as speed. The only present solution for the required security is the Asynchronous Data Subscriber Line (ADSL) connection discussed earlier.

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

EMPLOYEES AND CONSULTANTS

Mr. Bryan L. Walker, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company is also the President and a director of Yankee Development and Simpco; a vice president and director of Cyber Cities Technologies, and a manager of P & A Remediation, both the Texas & Oklahoma entities. He has approximately fifteen years of experience since 1984 as a con-sultant to various independent oil companies and travel consulting firms / agencies in the State of Texas.

Mr. Richard C. Smith, the Treasurer, Chief Financial Officer and Member of the Board of Directors of the Company, is also the Treasurer and director of Yankee Development; the Secretary/Treasurer and director of Simpco; and the Chief Financial Officer, Secretary/Treasurer of Cyber Cities Technologies; and a manager of P&A Remediation, both the Texas & Oklahoma entities. He has approximately thirty years in public accounting and has been the Comptroller of several independent companies in the State of Texas.

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

Mr. Derek T. Smith, the Secretary and Member of the Board of Directors of the Company, is employed by Epylon Corporation as a Senior Manager. From 1996 through 2000, he was employed as a princial consultant by a division of Comp-uter Sciences Corporation, a public company located in El Segundo, California. From August 1994 through July 1996, he was employed as a senior consultant by Hogan Systems, Inc., a publicly-held consulting company with offices in Dallas, Texas, that was acquired by Computer Sciences Corporation in August 1996. Mr. Smith was employed, from January through July 1994, by the U.S. Small Business Administration as a senior loan officer, disaster relief. From October 1988 through May 1992, he was employed in the position of market cost analyst by Electronic Data Systems, Dallas, Texas.

Mrs. Laura N. Walker, a Member of the Board of Directors of the Company, is also the Secretary of Yankee Development, and has approximately fifteen years of experience in the retail travel agency and travel consulting business. For the past twelve years, Ms. Walker has been a solo destination travel consultant dealing exclusively with destinations within the islands of the State of Hawaii since 1988.

As of the date hereof, the Company has six full-time employees and eleven part-time employees. Of the full time employees, six are engaged in administration. Of part-time employees, eight are engaged in operations and three are clerical in nature. Of said employees, executive positions, including Messrs. Bryan L. Walker and Richard C. Smith have been employed by the Company without cash compensation through the date hereof, except for Michael L. Bacon. See "Executive Compensation" below for a description of the equity ownership interests in the Company of all of its executive officers and directors, including Messrs. Walker and Richard C. Smith. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

(c) REPORTS TO SECURITY HOLDERS

General. The Company has not scheduled its annual meeting of shareholders as of the writing of this document, pending the receipt of the audit report of its fiscal year ending June 30, 2001.

The Company delivered its fiscal year 2000 annual report to holder of its common stock as part of its notice of the annual meeting of security holders held on July 11, 2000. The Company voluntarily sends an annual report, complete with audited financial statements to all interested parties in the Company.

Commencing with the filing of Form 10SB on June 12, 2000, the Company has made periodic filings with the Securities and Exchange Commission as required by the commission's regulations. The public may read and copy any materials filed by the Company at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically, such as the Company, at http://www.sec.gov. The Company also maintains current information at its website, http://www.basictech.com and its related links.

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

Average Sales Prices and Production Costs. The Company has not produced its sole producing property long enough to establish average costs against its approximate income of $4,600 during the fiscal year.

i) the average sales price (including transfers) per unit of oil produced and of gas produced was $25.50;

ii) the average production cost (lifting cost) per unit of production is not ascertainable.

Productive Oil and Gas Wells. The following table summarizes the productive oil and gas wells as of June 30, 2001 attributable to the Company's direct interests. Productive wells are producing wells and wells capable of production.

Productive Wells - Grace Bell Lease, Archer County, Texas

                    Oil                     2
                    Gas                     0

Oil and Gas Acreage - Proved Reserve Quantities. The following sets forth the undeveloped and Proven Developed Oil Reserves leasehold held directly by the Company as of June 30, 2001. Proved Developed Oil Reserves is acreage offsetting acreage which is spaced or assignable to productive wells within a known productive strata supported by geological and production analysis and /or study. This undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.

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

Locations. During portions of the most recent fiscal year, the Company has had six locations, including (i) its leased executive offices located at 1026 West Main Street, #104, Lewisville, Texas 75067; (ii) a five-acre tract of land lo-cated in Young County, Texas, on which a metal building is situated; (iii) for a portion of the year, a leased building situated on three and one half acres in the City of Olney, Texas; (iv) a leasehold facility under lease and purchase contract, including three buildings and a pipe threading and testing facility on leased railroad land in the City of Nowata, Oklahoma; (v) a leased office location of approximately fifteen hundred (1,500) square feet, located upstairs in an industrial building at 2628 Ualena Street, Suite C, Honolulu, Hawaii 96819; and (vi) a leased office location of approximately eight hundred (800) square feet, located downstairs with retail front in an industrial building at 355 Hukilike Street, Suite 103, Kahului, Maui, Hawaii 96732. The Olney facil-ities that has been evacuated was used by PAR Texas for storage in its oil well plugging, remediation and salvage operations. The Nowata facilities were used by PAR Oklahoma for storage in its oil well plugging, remediation and salvage operations. The Honolulu and Kahului, Maui, facilities are presently used by CCTECH for its internet service provider and computer consulting operations. The Company anticipates that these facilities will be adequate for its fore-seeable future needs.

The executive offices of the Company are comprised of approximately 450 square feet of space in the DFW Metroplex located in Lewisville, Texas, approximately ten miles north of the Dallas/Fort Worth International Airport. The space has been rented from an affiliate of the Company on a month-to-month basis at the rate of $450 per month since July 1, 1999.

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

For a portion of the year, the Company leased a house and lots on approximately five and one-half acres located at 505 Knox Street, Olney, Texas, which it used as an oilfield salvage yard. The yard was originally leased from a non-affiliate for a period of one year through November 30, 1999, at an annual rent of $6,600 payable in monthly installment of $550 each. The lease was renewable for a per-iod of one year; at the expiration of which year the Company had the option to purchase the property. When the agreement came to term in November 2000, man-agement decided to vacate the property. Management believes that the terms of use were comparable to those available for the lease of comparable facilities in the surrounding Olney area.

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

The Company had negotiated the purchase of the leasehold estate which includes two buildings and a pipe threading and testing facility, located on leased railroad land within the City of Nowata, Oklahoma. The former pipe dealer and supply store located at 208 East Modoc, Nowata, Oklahoma 74048, was under con-tract to be acquired by the Company under an asset purchase agreement for a total of $62,500.

The Company leases office space of approximately fifteen hundred (1,500) square feet, located upstairs in an industrial building at 2628 Ualena Street, Suite C, Honolulu, Hawaii 96819. The space is leased from a non-affiliate for a period of five years from January 1997 through December 31, 2001, at an annual rent of $15,600 payable in monthly installment of $1,300 each. The lease does not have renewal provisions in the agreement, but the Lessor has indicated its willing-ness to renew at market rates and terms. Management believes that the terms of the lease and subsequent renewal are comparable to those available for the lease of comparable facilities in the surrounding Honolulu area.

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

ITEM 3 LEGAL PROCEEDINGS.

Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgments against the Company or its subsidiaries except as described heretofore in this filing or in annual or quarterly filings.

PAR Texas with current trade accounts payable of $105,000, is involved in some disputes on open accounts, some of which have resulted in suits on sworn account being filed in three counties in the State of Texas. Each of the matters is either being negotiated for a settlement or has been taken to judgment in favor of the Plaintiff as of the date hereof. The disputed account balances total less than $45,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its maximum liabilities.

In August of 2000, three lawsuits were filed in Federal and state courts in Texas and Oklahoma, with the Company opposing ther former owners of Simpco, as well as former employees. All three matters were resolved in a mediated global settlement agreement in August of 2001. The agreement called for a return of the bulk of the assets acquired in the Simpco transaction; certain post-Simpco acquisition acquired and improved assets; and the release of an undetermined portion of the accounts receivable due from the State of Oklahoma, in return for the return to treasury of the originally issued 850,000 shares of Common Stock, as well as the cancellation of $145,000 in promissory notes. A loss of $77,378 was incurred in this agreement, and reflected in the June 20, 2001 financial statements under the contingency provisions of generally accepted accounting principles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Other than the annual meeting of shareholders, held on July 11, 2000, there was no matter submitted during the fiscal year, covered by this report, or the most recent quarter, to a vote of the security holders, through solicita-tions of proxies or otherwise.

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

o See Form 10SB Registration Statement filed June 12, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The Company's common stock was listed for active trading on the NASD Over the Counter Bulleting Board on April 26, 2001. Prior to such, there has been no established public trading market for the Common Stock since the Company's inception on January 21, 1998.

     (b) Holders. As of June 30, 2001, the Company had approximately 170 share-holders of record of its 7,855,555 issued and outstanding shares of Common Stock, $.00001 par value per share.

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

The retention of the previous owners (and family) of Simpco, though pivotal to an introduction to the industry, proved to be an overall negative effect on the development of the Company's equity. Being key personnel in the building and devopment of the potential market for PAR Texas and PAR Oklahoma, the previous owners (and family) of Simpco proved to be inefficient business and cost mana-gers evidenced by the cost over-runs and income short-falls demonstrated with the mid-level management's domain. However, during their tenure with the Com-pany, equipment was accumulated and a market was more clearly identified. The Company was put in the market position to move forward profitably, assuming adequate financing is secured to handle day to day operations and maintenance, and there is an ability to carry accounts receivable of government contracts that are normal and ordinary in the specific geographic markets that the Com-pany operates.

With adequate equipment and working capital financing, we are poised to become a significant provider of oilfield environmental remediation and cleanup services in the states of Texas and Oklahoma. With proper planning and financial backing, our internet presence can expand in hosting domain-based Web sites, and become a significant provider of high speed connectivity and enhanced services in the State of Hawaii. Expanding from this market focus (basic internet and high speed service) applications, such as electronic commerce and virtual private networks based on Internet communications links, could be brought to smaller population centers, and to small and medium sized businesses on the mainland US and Pacific Rim. As of June 30, 2001, on Oahu and Maui, the Company served approximately 2,500 customer accounts, including hosted Web sites and resellers.

From the time of our inception, the Company has raised limited amounts of capital through the private placement and negotiation of short and intermediate term promissory notes, relying heavily on the monetary backing of key manage-ment and control persons. Since its organizational funding of $27,250, through private placements the Company has sold $44,500 in common stock. The Company's three major acquisitions, and the bulk of the Company's assets, have been ac-quired by the issuance of restricted common stock. The remainder of its asset acquisition has been funded through seller financing and cash expenditures. The Company has used income from operations and loan proceeds from short term and stockholder notes to expand to its position today. We expect to use the proceeds of sales of debt and equity securities, through both public and private offer-ings, to further our strategic acquisition and investment strategy, and to fund our operations in all industries in which the Company operates.

Plan and Results of Operation. The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development, Simpco, and Cyber Cities Technologies, and two limited liability companies, PAR Texas and PAR Oklahoma (hereafter collectively "P & A Remediation"). Yankee Development owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. Through P & A Remediation, the Company performs environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. Cyber Cities Technologies provides high speed internet access for residential and business customers in Hawaii.

For the period from inception (January 21, 1998) through June 30, 2001, the Company had approximately $1,256,000 in total revenues and $795,000 in gross profit on sales, and net operating expenses aggregating $1,714,000. As a result, the Company had a net loss in the amount of $(919,000), ($.16) per share attributable to common stockholders.

The Company proposes to increase its oil well plugging, remediation and salvage business in its two geographic regions of operation in north Texas (Olney, Texas, RRC District 09)and northeast Oklahoma (Lake Oologah EPA Cleanup Pro-
ject), and expand such operations to the States of Kansas and New Mexico.

In March 2000, the Company's well plugging and pipe sales operations in Texas were suspended. In July 2000, the Company's well plugging operations in Okla-homa were suspended. Both suspensions are a result of multiple factors, in-cluding reorganization of equipment and employees, and financing requirements. There can be no assurance as to when, or if, operations will resume.

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

The Company proposes to create a world wide market distribution system for oil & gas tubulars, equipment, and related products under synergies with its internet subsidiary, utilizing the Company's presence on the World Wide Web and the Internet on its domain `oilfieldjunk.com'. Significant steps are continuing to be made by competitors in similar endeavors at the time of this writing.

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

Comparability of Year-to-Year Results of Operations. The table below reflect the operations of the most recent two fiscal years. Due to the short period of Company existence, the comparable periods of financial and operating activity may not accurately reflect the potential operations of the Company. The prior fiscal year ending June 30, 1999 consisted of only about four months of revenue-producing activities, preceded by an additional three months of start up activities.

                                        Year End          Year End
                                        June 30, 2001     June 30, 2000
                                        -------------     -------------

Revenues                                $    420,977      $    710,671
Cost of Sales                                 (7,298)         (359,257)
                                        ------------      ------------
Gross Profits                           $    413,679      $    351,414

Operating Expenses                        (1,015,463)         (873,793)
                                        ------------      ------------

Net Loss From Operations                $   (601,784)     $   (522,379)
Tax Benefits and Other Income                142,284           179,157
                                        ------------      ------------

Net Loss                                $   (459,500)     $   (343,222)
                                        ============      ============

Revenue. The Company's revenues are for the most part limited to those generated by CCTECH in its business of internet service provider in Honolulu, Hawaii. Revenue from P & A Remediation from oil well plugging, remediation and salvage operations in the states of Texas and Oklahoma was been suspended for this fiscal year. Limited revenues have been realized from oil or gas produc-tion from company acquired producing oil & gas leases.

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

Other potential enhanced services include (but are not limited to) e-commerce; virtual private networks permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers; security services; co-location services, which include leased space, connectivity and support services in specialized facilities for customers that wish to place their own equipment and software in our secure, controlled facil-ities; consulting; and, the sales of equipment and customer circuits.

Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

When active, revenue is generated from two types of contractual arrangements, cash and salvage, in connection with its oil well plugging and remediation oper-ations. Under the salvage type of contract, the Company receives as its compen-sation pipe and/or used oil well equipment mutually agreed upon by the parties. Revenue is recognized, and the pipe and/or equipment are included in inventory, based upon the applicable wholesale market prices of the items or the prices at which the items are purchasable for resale on the open market. These inventory items, whether received by P & A Remediation as consideration for the perfor-mance of plugging and/or remediation services or purchased outright for purposes of resale, are resold to customers including, primarily, oil and construction companies.

The direct gross profit on the industry jobs performed by PAR Texas was gener-ally planned to be approximately 35%. Management believes that the gross profit margin on the same job, if performed for a government agency, could increase to 55%. If PAR Texas is able to obtain contracts from state agencies, the Company expects that payment would typically be received thirty days from the date of completion of the well(s) and all contract requirements, thus requiring that the Company have additional working capital to cover expenses before payment is received. P & A Remediation is generally required to pay suppliers and sub-contractors for pipe, equipment and other supplies and threading, refurbishing and other services on a cash on demand, or "COD", basis. Accordingly, should P & A Remediation be successful in expanding its customer base to include gov-ernment agencies, of which there is no assurance, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding.

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

In addition to oil well plugging and clean-up operations, PAR Texas can serve as a reseller of construction equipment, steel pipe and tubulars and select used and reconditioned oil field equipment. These items are either obtained from the company's salvage operations or purchased outright for resale on the secondary market. The company is currently planning to resume remediation work on a Conoco, Inc., 58-mile salvage project that involves the recovery of at least 150,000 feet of three and one-half to six inch structural pipe which the Company intends to resell for construction and other applications.

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

Depreciation and Amortization. Depreciation is provided over the estimated useful lives of assets ranging from three to forty years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a twenty-year period. Debt issuance costs are amortized over the life of the debt. Addi-tional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

Other expenses. Other expenses consist primarily of interest expense.

Liquidity and Capital Resources. Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of June 30, 2001, the Company had approximately $2,700 in cash and cash equivalents, $112,200 in a certificate of deposit, and $33,000 in current receivables.

The Company also has significant debt service requirements. At June 30, 2001, our interest bearing liabilities were $740,000 and the expected annual interest expense associated with it is approximately $80,000. The interest expense and principal repayment obligations associated with our debt could have a signifi-cant effect on our future operations.

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

We expect to meet our capital needs for the next 3 months with cash on hand, operating cash flow and additional debt, and beyond 3 months, with the proceeds from the sale or issuance of capital stock, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market condi-tions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent on obtaining positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financ-ing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize econ-omies of scale.

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

Financial Condition, Capital Resources and Liquidity. At June 30, 2001, the Company had assets totaling $5,536,882 including current assets in the amount of $216,594, fixed assets, including land, building and equipment (less accumulated depreciation) in the amount of $345,074 and $4,975,214 in other assets (primarily proved, developed oil reserves). Since the Company's inception, it has received $71,750 in cash contributed as consideration for the issuance of shares of Common Stock.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included immediately following the signature page of the Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

David S. Hall, P.C., 1660 South Stemmons, Suite #420, Lewisville, Texas 75067, reported upon the Company's financial statements for the period from inception (January 21, 1998) to June 30, 2001, and has been appointed as the Company's independent accountant for the fiscal year ending June 30, 2002. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of David S. Hall, P.C., through the date hereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(1) "Section 16(a) Beneficial Ownership Reporting Compliance," identify each person who, at any time during the fiscal year, was a director, officer, bene-ficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("reporting person") that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

(2) For each such person, set forth the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form. A known failure to file would include, but not be limited to, a failure to file a Form 3, which is required of all reporting persons, and a failure to file a Form 5 in the absence of the written repre-sentation referred to in paragraph (b)(2)(i) of this section, unless the registrant otherwise knows that no Form 5 is required.

The Directors of the Company did not file Form 3 or Form 5 during the period covered by this filing. The Company became a reporting company by voluntary filing of Form 10SB on June 12, 2000. The Company made application to the NASD OTCBB for its common stock to be traded in October 2000. Approval for active listing was given and the Company's stock was changed to active quot-ing on April 24, 2001. None of the Directors of the Company have traded any of the Company's securities to date.

Item 5. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. Set forth below are the names, ages, positions with the Company, Yankee Development, Simpco, CCTech and P & A Remediation; and the business experience of the executive officers and directors of the Company, Yankee Development, Simpco and CCTech, and the Managers of P & A Remediation.


Name                          Age       Position

Bryan L. Walker(1)(2)(3)      47        President, Chief Executive Officer and
                                        Chairman of the Board of Directors of
                                        the Company; President and Director of
                                        Yankee Development and Simpco; Vice
                                        President and Director of CCTech.

Richard C. Smith(1)(2)(3)     56        Treasurer, Chief Financial Officer and
                                        Director of the Company; Treasurer and
                                        Director of Yankee Development;
                                        Secretary/Treasurer of Simpco; and Chief
                                        Financial Officer, Secretary/Treasurer,
                                        and Director of CCTech.

Michael L. Bacon              42        Vice President of the Company, Director
                                        of the Company; Chief Executive Officer,
                                        President, and Director of CCTech.

Derek T. Smith(1)             35        Secretary of the Company, Director of
                                        the Company.

Laura N. Walker(1)            43        Director of the Company; Secretary of
                                        Yankee Development.

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

Derek T. Smith has served, since January 4, 2000, in the office of Secretary of the Company. He served as the President of the Company during the period from April 23 through August 14, 1998; and as Vice President of the Company from August 14, 1998 through January 4, 2000. Since August 1996, Mr. Smith is em-ployed by Epylon Corporation as a Senior Manager. From 1996 through 2000, he was employed as a princial consultant by a division of Computer Sciences Cor-poration, a public company located in El Segundo, California. From August
1994 through July 1996, he was employed as a senior consultant by Hogan Systems, Inc., a publicly-held consulting company with offices in Dallas, Texas, that was acquired by Computer Sciences Corporation in August 1996. Mr. Smith was em-ployed, from January through July 1994, by the U.S. Small Business Administra-tion as a senior loan officer, disaster relief. From October 1988 through May 1992, he was employed in the position of market cost analyst by Electronic Data
 Systems, Dallas, Texas, a publicly-held company. Mr. Smith received a Bachelor of Business Administration degree in finance from The University of Texas at
Austin in 1988 and a Masters of Business Administration degree in strategic management, marketing and international business from the University of Georgia in 1993.

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


ITEM 10. EXECUTIVE COMPENSATION

$87,000 cash compensation, and except for Mr. Walker's use of a Company auto-mobile since January 8, 1999, (10% of which usage is estimated to be personal), no non-cash compensation, has been awarded to, earned by or paid to any Company executive officer or director for all services performed in all capacities for the Company during the approximate two year and six month period from the date of the Company's inception on January 21, 1998, through the date hereof. It is anticipated that at such time as the Company's financial position permits, the executive officers and/or directors of the Company will receive appropriate compensation, in addition to reasonable salaries, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock options and/or other profit sharing or pension plans, for services as executive officers of the Company and may receive fees for their attendance at meetings of the Board of Directors of the Company. As of the date hereof, the Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any such plans for the foreseeable future. Further, to date, no cash or no non-cash compensation has been awarded to, earned by or paid to any executive officer or director of Yankee Development, Simpco, P & A Remediation LLC. (both the Oklahoma and the Texas entities), or Cyber Cities Technologies, Inc. (other than Michael L. Bacon, President - $87,000), all wholly-owned subsidiaries of the Company, or to Mr. Richard C. Smith, Manager of P & A Remediation, for services performed in all capacities for said companies.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of June 30, 2001 by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Under the General Rules and Regulations of the Securities and Exchange Commis-sion (the "Commission"), a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Un-less otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of Com-mon Stock beneficially owned.

                                                          Shares             Percentage
                                                       Beneficially           of Class
Beneficial Owner                                         Owned (1)            Class (1)

Bryan L. Walker (2)                                     5,505,625(5)           70.08%
1026 West Main Street, Suite 104
Lewisville, Texas 75067

Laura N. Walker (3)                                     5,505,625(6)           70.08%
8505 Freeport Parkway North, Suite #141
Irving, Texas 75063

Shelton Voting Trust                                    5,305,625(7)           67.53%
1026 West Main Street, Suite 104
Lewisville, Texas 75067

Michael Lewis Bacon (8)                                   105,672(9)            1.34%
1430 Aalapapa Dr.
Kailua, Hawaii 96734

Richard C. Smith (2)                                       73,000(10)           0.92%
1026 West Main Street, Suite #208
Lewisville, Texas 75067

Derek T. Smith (4)                                         15,000(11)
14608 Lakecrest Drive
Addison, Texas 75244

All executive officers and directors                    5,699,297              72.55%
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

(8) Executive officer and member of the Board of Directors of the Company.

(9) Includes only individually owned common stock owned of record.

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

On January 8, 1999, the Company acquired a 1995 Jeep from Ms. Walker, the Secretary and a director of the Company and Yankee Development and the Vice President, Secretary and a director of Simpco, in consideration for the assumption by the Company of a promissory note in the principal amount of $10,500, secured by a certificate of deposit owned by Ms. Walker, payable to a bank in connection with the purchase. The note, which bears interest at the rate of 7.85% per annum, is scheduled to pay off of February 15, 2002. Since January 8, 1999, Mr. Walker has had the use of the automobile, 10% of his usage of which is estimated to be personal.

The Company issued and sold, on January 15, 1999, 212,500 shares of Common Stock to each of the Simpco Trust #1, the Simpco Trust #2 and the Simpco Trust #3 (an aggregate of 637,500 shares of Common Stock) in consideration and exchange for the sale and transfer to the Company by each trust of 2,500 shares of common stock, collectively constituting 75% of the outstanding shares of common stock, of Simpco. As a result of this transaction, ownership by the Simpco Trusts of approximately 9.4% of the outstanding shares of the Company's Common Stock is attributable to Mr. Richard Simpson, trustee of the Simpco Trusts. As a result of a lawsuit settlement such shares have been returned to the Company to be held in treasury for resale. (See Form 10SB filed June 12, 2000, Part II,
Item 4. "Recent Sales of Unregistered Securities.")

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

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

There are no exhibits submitted with the filing of this Form 10KSB.

There were no reports of Form 8-K filed during the fiscal year covered by this filing.

Other Information

(a) On September 6, 2000, the Board of Directors authorized the corporation to initiate discussions with Sierra Brokerage Services, Inc., of Columbus, Ohio, to enlist their sponsorship of the Com-pany's application to list and trade its common stock on trading mechanisms of NASD. Such application was made and approved for listing on the OTC Bulletin Board by NASD staff on March 23, 2001. Our common stock commenced trading on the electronic Bulletin Board under the symbol "BTEC" on March 26, 2001. Under NASD rules, there were no high and low closing bid quotations in the over-the-counter market for the common stock, as reported by the single sponsoring market maker during the period from March 23 through the first 30 days. Quotations would represent inter-dealer quotations, without adjustment for retail markups, mark-downs or commissions, and may not necessarily represent actual transactions. The Company has made no public announcements regarding the availability of its common stock in public markets.

(b) On September 20, 2000, the Company executed a contract with Neil Rand d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand shall receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services. The monthly payment of shares were to start upon NASD approval of the listing of the Company's stock on a NASD venue. The Company voided the contract based upon non-performance and misrepre-sentations of the part of Neil Rand.

(c) On May 24, 2001, the Company signed a 'memorandum of understand-ing to set forth the terms of the acquisition of two corporations in the business as a local internet service provider in the state of Hawaii, collectively doing business as Inter-Pacific Network Services. This understanding was agreed to be unpublicized and subject to the Company being able to secure financing sufficient to acquire and pro-vide operating capital for its combined internet operations.


INDEX TO EXHIBITS.

Item
Number              Description

None

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

BASIC TECHNOLOGIES, INC.


By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date:    September 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Bryan L. Walker
     ------------------------------------------------------
Bryan L. Walker, President and
Chief Executive Officer, Chairman of the Board of Directors
Date:    September 28, 2001

By:  /s/ Richard C. Smith
     ------------------------------------------------------
Richard C. Smith, Treasurer and
Chief Financial Officer, Director
Date:    September 28, 2001

By:  /s/ Michael L. Bacon
     ------------------------------------------------------
Michael L. Bacon, Vice President and
Director
Date:    September 28, 2001

By:  /s/ Derek T. Smith
     ------------------------------------------------------
Derek T. Smith, Secretary and
Director
Date:    September 28, 2001

By:  /s/ Laura N. Walker
     ------------------------------------------------------
Laura N. Walker
Director
Date:    September 28, 2001




                                   PART F/S.

                              Financial Statements




                                BASIC TECHNOLOGIES, INC.
                              Consolidated Balance Sheets
                            June 30, 2001 and June 30, 2000







                                 DAVID S. HALL, P.C.
                             CERTIFIED PUBLIC ACCOUNTANT
                            1660 S. STEMMONS,  SUITE 420
                                LEWISVILLE, TX 75067

                                   (214) 315-1315
                                 FAX (214) 420-0032




INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Basic Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Basic Technologies, Inc. (a Corporation) as of June 30, 2001 and June 30, 2000 and the related consolidated statements of income, retained earnings and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Technologies, Inc. as of June 30, 2001 and June 30, 2000, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



/s/ DAVID S. HALL


Lewisville, Texas
September 28, 2001







                                BASIC TECHNOLOGIES, INC.
                              Consolidated Balance Sheets
                            June 30, 2001 and June 30, 2000


                                                                  June 30	    June 30
                                                                    2001            2000
ASSETS

CURRENT ASSETS

     Cash                                                    $        2,682   $       22,342
     Accounts Receivable-Net                                         33,334          108,882
     Inventories                                                     46,224           70,903
     Deferred Tax Asset                                             134,354           71,072
                                                             --------------   --------------

               TOTAL CURRENT ASSETS                                 216,594          273,199

FIXED ASSETS

     Equipment                                                      421,302        1,404,838
     Land and Buildings                                              13,088            9,974
                                                             --------------   --------------
                                                                    434,390        1,414,812

     Less:  Accumulated Depreciation                                (89,316)        (125,484)
                                                             --------------   --------------

                TOTAL FIXED ASSETS                                  345,074        1,289,328

OTHER ASSETS

     Certificate of Deposit                                  $      112,199   $            0
     Deposits                                                           760            5,864
     Organization Costs-Net                                             712            1,162
     Proved Developed Oil Reserves                                3,711,000        3,711,000
     Deferred Tax Asset                                             313,491          165,835
     Acquisition Goodwill-Net                                       837,052          882,295
                                                             --------------   --------------

                TOTAL OTHER ASSETS                                4,975,214        4,766,156
                                                             --------------   --------------

                          TOTAL ASSETS                       $    5,536,882   $    6,328,683
                                                             ==============   ==============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                              Consolidated Balance Sheets
                            June 30, 2001 and June 30, 2000


                                                                June 30	             June 30
                                                                  2001                 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Short Term Notes Payable                                $      89,846    $       299,759
     Accounts Payable                                              226,446            248,774
     Accrued Taxes and Interest Payable                            128,221             33,564
     Current Portion of Long Term Debt                             103,992             73,138
                                                             -------------    ---------------

               TOTAL CURRENT LIABILITIES                           548,505            655,235

LONG TERM LIABILITIES

     Accrued Interest Payable                                $      22,167    $             0
     Deferred Tax Liability                                        223,069            223,069
     Payables-Shareholders                                         532,660            436,880
     Capital Lease Payable                                          32,871             32,871
     Long Term Notes and Obligations                               710,445            322,657
     Less: Current Maturities                                     (103,992)           (73,138)
                                                            --------------    ---------------

               TOTAL LONG TERM LIABILITIES                   $   1,417,220    $       942,339

  STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000 shares
       authorized and 7,855,555 shares and 7,759,857
       shares, respectively, issued and outstanding                     78                 77
     Preferred Stock, $.00001 par value, 10,000,000 shares
       authorized and no shares issued and outstanding                   0                  0
     Paid in Capital                                             5,258,105          5,162,408
     Paid Stock Subscriptions                                          500             28,500
     Treasury Stock (850,000 shares common)                       (768,150)                 0
     Retained Earnings (Deficit)                                  (919,376)          (459,876)
                                                           ---------------    ---------------

                         TOTAL STOCKHOLDERS' EQUITY              3,571,157          4,731,109
                                                           ---------------    ---------------

                               TOTAL LIABILITIES AND
                                 STOCKHOLDERS' EQUITY      $     5,536,882    $     6,328,683
                                                           ===============    ===============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                           Consolidated Statements of Income
                  For the periods ended June 30, 2001 and June 30, 2000


                                                                  June 30	      June 30
                                                                    2001              2000

REVENUES                                                     $      420,977   $       710,671

COST OF SALES                                                         7,298           359,257
                                                             --------------   ---------------

                    GROSS PROFIT                             $      413,679   $       351,414

OPERATING EXPENSES

     Selling, General and Administrative Expenses                   757,047           703,640
     Interest                                                        90,418            40,447
     Amortization                                                    45,693            23,072
     Depreciation                                                   114,844           102,667
     Bad Debt Expense                                                 7,461             3,967
                                                             --------------   ---------------
                    TOTAL EXPENSES                                1,015,463           873,793

          NET INCOME (LOSS) FROM OPERATIONS                  $     (601,784)  $      (522,379)

OTHER (INCOME) EXPENSE

     Gain - Debt Payoff                                      $       (4,248)  $             0
     Gain - Asset Disposition                                        (2,299)                0
     Loss - Lawsuit Settlement                                       77,378                 0
     Interest (Income)                                               (2,177)             (380)
                                                             --------------   ---------------

               TOTAL OTHER (INCOME) EXPENSE                          68,654              (380)
                                                             --------------   ---------------

          NET INCOME (LOSS) BEFORE TAXES                     $     (670,438)  $      (521,999)

DEFERRED TAX BENEFIT                                                210,938           178,777
                                                             --------------   ---------------

                    NET INCOME (LOSS)                        $     (459,500)  $      (343,222)

     Beginning Retained Earnings (Deficit)                         (459,876)         (116,654)
                                                             --------------   ---------------

          ENDING RETAINED EARNINGS (DEFICIT)                 $     (919,376)  $      (459,876)
                                                             ==============   ===============

EARNINGS PER SHARE

     Income (Loss) for Common Stockholders                   $       (0.08)   $        (0.06)
                                                             ==============   ===============


The accompanying notes are an integral part of these financial statements.






                                BASIC TECHNOLOGIES, INC.
                          Consolidated Statement of Cash Flows
                  For the periods ended June 30, 2001 and June 30, 2000


                                                                  June 30	       June 30
                                                                    2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                       $    (459,500)   $     (343,222)
     Adjustments to reconcile net income
        to net cash provided by operating activities:

               Depreciation and Amortization                       160,537           125,739
               Loss - Lawsuit Settlement                            77,378                 0
               Other Adjustments                                     7,250                 0
               (Increase) Decrease in Accounts Receivable              733           (89,582)
               (Increase) Decrease in Inventories                   24,679            16,432
               (Increase) in Deferred Tax Asset (net)             (210,938)         (178,777)
               Increase in Accounts Payable and
                  Accrued Liabilities                               94,496           186,315
               Increase in Deposits                                  5,104                 0
               Increase in Bad Debt Reserve                          1,915                 0
                                                             -------------    --------------

                    NET CASH USED BY OPERATING ACTIVITIES         (298,346)         (283,095)

NET CASH USED BY INVESTING ACTIVITIES

     Purchase of Fixed assets                                      (17,794)          (75,209)
     Proceeds - Sale of Fixed Assets                                 4,000                 0
                                                             --------------   --------------

                    NET CASH USED BY INVESTING ACTIVITIES          (13,794)          (75,209)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal Payments on Bank and Other Notes	                   (65,988)         (136,436)
     Proceeds of Notes Payable                                     246,688           244,921
     Proceeds of Shareholder Loans                                  95,780           279,983
     Issuance of Stock Sale Proceeds                                16,000                 0
                                                             -------------    --------------

                    NET CASH PROVIDED BY
                       FINANCING ACTIVITIES                        292,480           388,468
                                                             -------------    --------------

                       NET INCREASE (DECREASE) IN CASH             (19,660)           30,164

                       CASH AT BEGINNING OF YEAR                    22,342            (7,822)
                                                             -------------    --------------

                       CASH AT END OF YEAR                   $       2,682    $       22,342
                                                             =============    ==============


The accompanying notes are an integral part of these financial statements.

                                 BASIC TECHNOLOGIES, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                  For the periods ended June 30, 2001 and June 30, 2000


                                                                  June 30	       June 30
                                                                    2001              2000
COMMON STOCK
     Balance at Beginning of Year                            $           77   $           68
     Issuance of Stock for Acquisition of
        Wholly Owned Subsidiary (Sale of 0 shares and 979,232
        shares, respectively)                                             0                9

     Issuance of 44,000 shares of stock subscribed for
        and 51,698 shares of stock for expenses and
        debt repayment                                                    1                0
                                                             --------------   --------------

     Balance at End of Year                                  $           78   $           77

STOCK SUBSCRIPTIONS
     Balance at Beginning of Year                            $       28,500   $            0
     Subscriptions Received                                          16,000           28,000
     Stock Issued                                                   (44,000)               0
                                                             --------------   --------------
     Balance at End of Year                                  $          500   $       28,500


PAID IN CAPITAL
     Balance at Beginning of Year                            $    5,162,408   $    4,506,332
     Proceeds or Market Value in Excess of Par Value of
        Common Stock Issued for Acquisitions of Wholly
        Owned Subsidiaries ($656,076), and for Expenses, Debt
        Repayment and Stock Sold ($95,697)                           95,697          656,076
                                                             --------------   --------------

     Balance at End of Year                                  $    5,258,105   $    5,162,408

TREASURY STOCK
     Common Stock Assigned from Lawsuit Settlement
        and Held for Resale (850,000 shares)                 $     (768,150)  $            0

RETAINED EARNINGS (DEFICIT)
     Balance at Beginning of Year                            $     (459,876)  $     (116,654)
     Net Loss                                                      (459,500)        (343,222)
                                                             --------------   --------------

     Balance at End of Year                                  $     (919,376)  $     (459,876)
TOTAL STOCKHOLDERS' EQUITY                                   $    3,571,157   $    4,731,109
                                                             ==============   ==============


The accompanying notes are an integral part of these financial statements.







                           BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           Year Ended June 30, 2001


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

     Accounts Receivable

     Bad debt expense is recognized by use of the allowance method, with net additions to the allowance of $1915 for this year,and total bad debt expense of $7,461. Prior year additions were $3,967 and total bad debt expense of $3,967. There are no significant concentrations of credit risk.

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

     Fixed Assets

     These assets are carried at acquisition cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 40 years for buildings to 3 to 15 years for all other assets.

     The Company rebuilt and upgraded certain newly acquired used operating equipment prior to placing the equipment in the field. All upgrade costs, including related payroll costs, were capitalized.

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

     There are 850,000 shares of common stock to be held in treasury for resale by the Company. These shares were assigned in a lawsuit set-tlement.

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

     Revenues of $4,608 have been earned from oil and gas production during the fiscal year and $3,100 for the prior fiscal year.

     Interest

     Interest expensed for the year is $ 90,418 and $40,447 for the prior fiscal year. No interest has been capitalized.

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


The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $26.50 per barrel, and the current price of oil is $22.75; however, the reserves are not to be revalued in excess of their original valuation.

In October 1998, the Company formed a Limited Liability Company (P & A Remediation, LLC) with Simpco, Inc. (a wholly owned subsidiary) with the intention of developing environmental remediation in oil and gas fields. The Company owns 99% of the stock of P & A Remediation, LLC, and Simpco, Inc. owns 1%. See also Note 5.

In January, 1999, the Company issued 850,000 shares of its authorized but previously unissued shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corporation. That corporation, now a wholly owned subsidiary, is intended to be the owner and lessor of the consolidated entities' operating equipment. A promissory note for $110,000.00 was also issued to the shareholders of Simpco, Inc. as part of the acquisition cost. The transaction was accounted for under the purchase method. See also Note 5.

On November 24, 1999, P&A Remediation LLC, an Oklahoma Limited Liability Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma. See also Note 5.

Effective January 1, 2000, the Company issued 979,232 shares of its authorized but unissued shares of voting common stock in exchange for all of the assets and operations, subject to certain liabilities, of Cyber City Honolulu, Inc., a Hawaii corporation. Included in the exchange was the acquisition of all intangibles including all trade names, customer lists, goodwill and other intangibles. The assets and liabilities were then transferred into a newly formed, wholly owned Hawaii corporation, Cyber Cities Technologies, Inc. The acquisition was accounted for using the "purchase" method of accounting. The predecessor and successor companies are a regional Internet service provider and Internet web page hosting service. The Company recognized goodwill in the amount of $681,848. A related deferred tax liability of $223,069 was recognized, which increased the acquisition goodwill to $904,917.


NOTE 3 - EMPLOYEE BENEFITS

There are currently no qualified or non-qualified employee pensions, profit sharing, stock option or other plans authorized for any class of employees. Group health insurance is provided to employees in Hawaii.


NOTE 4 - LEASES

Capital Leases

There is one equipment lease, the terms of which mandate accounting as a capital lease. The leased assets are depreciated with interest im-puted.

Amortization of capitalized lease costs is included with depreciation. Payment on this lease has been suspended pending the results of negotiation on terms. Total remaining obligations are $32,871.


Operating Leases

One subsidiary, which operates as an Internet service provider, leased certain computer/communication equipment. Management exercised the buyout options on these during the year.

Additional leases have remaining noncancellable lease terms extending beyond the current year. Rental payments due under existing leases are $2,334 for the year ended June 30, 2002.

There are no contingent rentals, subleases or related party leases of equipment.

Leases for some physical facilities are on a month-to-month basis. Two facilities are occupied under long-term leases. Future lease commit-tments are:

                  Years Ending
                     June 30              Amount

                       2002               $ 19,800
                       2003                 10,000
                                          --------
                       Total              $ 29,800
                                          --------

Total equipment rental expense for the period was $13,981.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Initiated in August 2000, there are two known lawsuits involving the former owners of Simpco, Inc., which the Company purchased in January, 1999. The former owners alleged that the Company and its officers violated applicable securities laws in the acquisition of Simpco, Inc., and sought to return their 850,000 shares of the Common Stock of the Company and the Company's $110,000 promissory note, in return for payment of $940,000 by the Company, plus expenses, or damages of $940,000 plus expenses and punitive damages.

In late August 2000, the Company filed a lawsuit against dismissed employees of P & A Remediation (some of whom were the former owners of Simpco), alleging violation of employment agreements and to seek return of Company equipment in the possession of the dismissed employees.

In August 2001, the Company settled the above lawsuits, which essen-tially transferred the original equipment acquired from the former owners back to the former owners in exchange for the 850,000 shares of Basic Technologies, Inc., originally issued. Additionally, certain payables and notes payable were simultaneously cancelled. The Company recognized a loss on the settlement of $77,378.

There are a few small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.


NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on
2300 acres in west Texas.   Valuation at the time of acquisition was
based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $26.50 per barrel, and the current price of oil is $22.75 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.


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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

     Fiscal Year June 30, 2001                    $210,938
     Prior Years                                   236,907
                                                  --------

     Gross deferred tax asset                     $447,845
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


NOTE 10 - ACCRUALS

Local and federal taxes, as well as interest on notes and other payables have been accrued.

No accrual of vacation time is made, because no employee met eligibility requirements at the statement date.


NOTE 11 - LONG-TERM DEBT

In January, 1999, the Company issued a $110,000 unsecured note, due January 2001, as part of the acquisition cost of Simpco, Inc. The note has been cancelled in a lawsuit settlement. See also Note 5.

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

In February, 1999, the Company assumed $71,700 in unsecured notes payable, due March 2004 for the purchase of inventory. A $35,000 note has been cancelled in a lawsuit settlement. Interest accrued at 7%, as well as the entire principal balance, is due at maturity.

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

In conjunction with the acquisition of Cyber Cities, the Company assumed three installment notes totaling $68,750. These are repaid in monthly installments, with no interest accrued or payable. Remaining balances of $39,000 on two notes were cancelled in exchange for the issuance of 39,000 shares of common stock.

There are no restrictive or subordinate covenants other than standard liens. Certain debts have the option to be converted to common stock at a price of $1.00 per share.

Maturities of long term debt are as follows:

                Year Ending
                  June 30            Amount

                   2002            $ 103,992
                   2003              299,114
                   2004              330,362
                   2005                9,848
                                   ---------

                 Total             $ 743,316
                                   =========

Short Term Notes Payable

Between November, 1999 and June, 2000, the Company issued six (6) promissory notes totaling $ 187,791 for short term working capital needs.

During the current year,the Company issued nine (9) promissory notes totaling $222,500 for short term working capital needs. Interest rates varied from 10% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available.

Short-term notes including some newly-issued notes totaling $406,968 were converted to long-term maturities.


NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the financials statement date, no promissory notes, interest rates or repayment schedules have been set. The balances are classified as long term obligations.


NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $90,418 for the current period and $40,447 for the prior fiscal year's period. A certificate of deposit for $110,298 was acquired by issuance of a promissory note.
Debt of $41,000 was retired through the issuance of 41,000 shares of com-mon stock.


NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.



                                               BASIC TECHNOLOGIES, INC.
                                       Consolidated Quarterly Income Statements
                                           For The Year Ended June 30, 2001

                                     Quarter Ended        Quarter Ended       Quarter  Ended      Quarter Ended       Nine Months
                                  September 30, 2000    Dcember 31, 2000      March 31, 2001      June 30, 2001           Total
REVENUES                             $   105,262           $   110,071         $   114,344        $     91,300        $    420,977

COST OF SALES                                779                   684               4,269               1,566               7,298
                                     -----------           -----------         -----------        ------------        ------------

                    GROSS PROFIT     $   104,483           $   109,387         $   110,075        $     89,734        $    413,679

OPERATING EXPENSES

     Selling, General and
       Administrative                    211,943               198,950             157,148             189,006             757,047
     Interest                             13,761                24,255              21,356              31,046              90,418
     Amortization and Depreciation        39,806                39,806              40,592              40,333             160,537
     Bad Debt Expense                          0                     0                   0               7,461               7,461
                                     -----------           -----------         -----------        ------------        ------------
                    TOTAL OPERATING
                       EXPENSES      $   265,510           $   263,011         $   219,096        $    267,846        $  1,015,463

          NET INCOME (LOSS)
             FROM OPERATIONS         $  (161,027)          $  (153,624)        $  (109,021)       $   (178,112)       $   (601,784)

OTHER INCOME (EXPENSE)

     Other Gains                     $     1,818           $       700         $     1,730        $      2,299        $      6,547
     Interest Income                         133                    57               1,447                 540               2,177
     Loss - Lawsuit Settlement                 0                     0                   0             (77,378)            (77,378)
                                     -----------           -----------         -----------        ------------        ------------

               TOTAL OTHER INCOME
                  (EXPENSE)                1,951                   757               3,177             (74,539)            (68,654)
                                     -----------           -----------         -----------        ------------        ------------

          NET INCOME (LOSS)
              BEFORE TAXES           $  (159,076)          $  (152,867)        $  (105,844)       $   (252,651)       $   (670,438)

DEFERRED TAX BENEFIT                      54,086                51,975              35,987              68,890             210,938
                                     -----------           -----------         -----------        ------------        ------------

                    NET INCOME
                        (LOSS)       $  (104,990)          $  (100,892)        $  ( 69,857)       $   (183,761)       $   (459,500)

EARNINGS PER SHARE

   Income (Loss) for
        Common Stockholders          $     (0.01)          $     (0.01)        $     (0.01)       $      (0.05)       $      (0.08)
                                     ============          ============        ============       =============       =============

The accompanying notes are an integral part of these financial statements.







                             BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                        For The Year Ended June 30, 2001

                           Oil & Gas   Environmental  Equipment  Internet &   Elimin-  Consoli-
                           Production   Remediation    Leasing   E-Business   ations    dated
                           --------------------------------------------------------------------

Sales to
Unaffiliated Customers     $   4,608   $    4,000     $   1,527  $  410,842 $        $ 420,977
Inter-Segment Sales                0            0             0           0                  0
                           -------------------------------------------------------------------

        Total Sales        $   4,608        4,000         1,527     410,842        0   420,977
                           ===================================================================

Operating Income (Loss)    $   1,720      (59,993)      (106,064)   (88,033)          (252,370)

Corporate Expenses                                                                    (349,414)
                                                                                     ---------
        Total Operating Income (Loss)                                                 (601,784)
                                                                                     ==========
Depreciation &
   Amortization            $       0          933        99,329      58,064        0   158,326
                           =========================================================
Corporate Expenses                                                                       2,211
                                                                                     ---------
        Total Depreciation & Amortization                                              160,537
                                                                                     =========
Interest Revenue (Not Allocated to Segments)                                             2,177
                                                                                     =========

Interest Expense           $       0       22,564         8,239      11,730        0    42,533
                           =========================================================
Corporate Expenses                                                                      47,885
                                                                                     ---------
        Total Interest Expense                                                          90,418
                                                                                     =========
                                                                                             0
Segment Assets             $3,711,000     255,842       260,035     948,431 (220,199)
                           ========================================================= 4,955,109
General Corporate Assets                                                               581,773
                                                                                     ---------
        Total Assets                                                                 5,536,882
                                                                                     =========
Expenditures for
Segment Fixed Assets       $       0 $       0     $          0   $  14,680  $     0 $  14,680
                           ==========================================================
Corporate Assets                                                                         3,114
                                                                                     ---------
        Total Expenditures                                                           $  17,794
                                                                                     =========


The accompanying notes are an integral part of these financial statements.