Form 10QSB
period 2001-09-30
BASIC TECHNOLOGIES INC
filed 2001-11-20
CIK 1061354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 2001
                              --------------------------------

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

                                 972-436-3789
---------------------------------------------------------------------------
                          (Issuer's telephone number)

             1026 WEST MAIN STREET, SUITE 104, LEWISVILLE, TEXAS  75067
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,867,055 common stock as of November 14, 2001.

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



                             BASIC TECHNOLOGIES, INC.

                                   FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION...........................................3

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 2001 and September 30, 2000 (Unaudited)..........F1

         Consolidated Statements of Income (Loss)
         Three Months Ended September 30, 2001, and
         September 30, 2000 (Unaudited).................................F3

         Consolidated  Statements of Changes in
         Stockholders' Equity (Deficit) September 30, 2001, and
         September 30, 2000 (Unaudited).................................F4

         Consolidated Statements of Cash Flows
         Three months Ended September 30, 2001, and
         Septebmber 30, 2000 (Unaudited)................................F5

         Notes & Schedules to Consolidated Financial statements
        (Unaudited).....................................................F6

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






                             BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                  September 30,      September 30,
                                                      2001               2000
                                                  -------------      -------------
ASSETS

CURRENT ASSETS

     Cash                                         $         0        $    25,893
     Accounts Receivable-Net                           41,237            102,077
     Inventories                                       46,224             70,903
     Prepaid Expenses                                     689              6,650
     Deferred Tax Asset                               134,354            290,993
                                                  -----------        -----------

                      TOTAL CURRENT ASSETS        $   222,504        $   496,516

FIXED ASSETS

     Equipment                                    $   424,728        $ 1,404,838
     Land and Buildings                                 9,974              9,974
                                                  -----------        -----------
                                                      434,702          1,414,812

     Less:  Accumulated Depreciation              $  (101,332)       $  (153,867)
                                                  -----------        -----------

                      TOTAL FIXED ASSETS          $   333,370        $ 1,260,945

OTHER ASSETS

     Certificate of Deposit                       $   113,461        $         0
     Capitalized Loan Fees                             28,219                  0
     Deposits                                             760              3,376
     Organization Costs-Net                               599              1,050
     Proved Developed Oil Reserves                  3,711,000          3,711,000
     Acquisition Goodwill-Net                         825,742            870,984
     Deferred Tax Asset                               360,215                  0
                                                  -----------        -----------

                      TOTAL OTHER ASSETS          $ 5,039,996        $ 4,586,410
                                                  -----------        -----------

                               TOTAL ASSETS       $ 5,595,870        $ 6,343,871
                                                  ===========        ===========

   The accompanying notes are an integral part of these financial statements.
                                      F-1





                            BASIC TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                 September 30,      September 30,
                                                                     2001              2000
                                                                 ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Cash Deficit                                                $     8,316        $         0
     Short Term Notes Payable                                        116,697            401,259
     Accounts Payable                                                252,124            227,886
     Accrued Taxes and Interest Payable                              152,094             58,360
     Current Portion of Long Term Debt                                45,390             68,998
                                                                 -----------        -----------

                      TOTAL CURRENT LIABILITIES                  $   574,621        $   756,503

LONG TERM LIABILITIES

     Accrued Interest Payable                                    $    33,264        $         0
     Deferred Tax Liability                                          223,069            223,069
     Payables-Shareholders                                           585,374            463,104
     Capital Lease Payable                                            32,871             32,871
     Long Term Notes and Obligations                                 679,353            305,203
     Less: Current Maturities                                        (45,390)           (68,998)
                                                                 -----------        -----------

                      TOTAL LONG TERM LIABILITIES                $ 1,508,541        $   955,249
                                                                 -----------        -----------

                      TOTAL LIABILITIES                          $ 2,083,162        $ 1,711,752

STOCKHOLDERS' EQUITY

     Common Stock, $.00001 par value, 100,000,000 shares
         authorized and 7,860,805 issued and outstanding         $        78        $        77
     Preferred Stock, $.00001 par value, 10,000,000 shares
         authorized and no shares issued and outstanding                   0                  0
     Paid in Capital                                               5,263,355          5,162,408
     Paid Stock Subscriptions                                         27,500             34,500
     Treasury Stock (850,000)                                       (768,150)                 0
     Retained Earnings (Deficit)                                  (1,010,075)          (564,866)
                                                                 -----------        -----------

                      TOTAL STOCKHOLDERS' EQUITY                 $ 5,595,870        $ 4,632,119
                                                                 -----------        -----------

                               TOTAL LIABILITIES AND
                                    STOCKHOLDERS' EQUITY         $ 5,110,747        $ 6,343,871
                                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.
                                      F-2






                            BASIC TECHNOLOGIES, INC.
                        Consolidated Statements of Income
                           For the Three Months Ended

                                                        September 30,    September 30,
                                                            2001             2000
                                                        -------------    -------------

REVENUES                                                 $    93,924      $ 105,262

COST OF SALES                                                  2,175            779
                                                         -----------      ---------

                               GROSS PROFIT              $    91,749      $ 104,483

OPERATING EXPENSES

     Selling, General and Administrative Expenses            185,691        211,943
     Interest                                                 24,408         13,761
     Amortization                                             11,423         11,423
     Depreciation                                             12,016         28,383
     Bad Debt Expense                                          1,958              0
                                                         -----------      ---------

                               TOTAL EXPENSES            $   235,496      $ 265,510

             NET INCOME (LOSS) FROM OPERATIONS           $  (143,747)     $(161,027)

OTHER INCOME (EXPENSE)

     (Gain)- Debt Settlement                             $     5,062      $   1,818
     Interest (Income)                                         1,262            133
                                                         -----------      ---------

                      TOTAL OTHER INCOME (EXPENSE)             6,324          1,951
                                                         -----------      ---------

             NET INCOME (LOSS) BEFORE TAXES              $  (137,423)     $(159,076)

DEFERRED TAX BENEFIT                                          46,724         54,086
                                                         -----------      ---------

                               NET INCOME (LOSS)         $   (90,699)     $(104,990)

     Beginning Retained Earnings (Deficit)                  (919,376)      (459,876)
                                                         -----------      ---------

             ENDING RETAINED EARNINGS (DEFICIT)          $(1,010,075)     $(564,866)
                                                         ===========      =========

EARNINGS PER SHARE

     Income (Loss) for Common Stockholders               $   (0.01)      $   (0.01)
                                                         =========        =========

   The accompanying notes are an integral part of these financial statements.
                                      F-3





                                 BASIC TECHNOLOGIES, INC.
                Consolidated Statements of Changes in Stockholders' Equity
             For the periods ended September 30, 2001 and September 30, 2000


                                                               September 30       September 30
                                                                    2001              2000
COMMON STOCK
     Balance at Beginning of Year                            $           78   $           77
     Issuance of 5,250 shares of stock for expenses                       1                0
                                                             --------------   --------------

     Balance at End of Year                                  $           78   $           77

STOCK SUBSCRIPTIONS
     Balance at Beginning of Year                            $          500   $       28,500
     Subscriptions Received (For expenses payments)                  27,000            6,000
                                                             --------------   --------------
     Balance at End of Year                                  $       27,500   $       34,500


PAID IN CAPITAL
     Balance at Beginning of Year                            $    5,258,105   $    5,162,408
     Proceeds in Excess of Par Value of Common
        Stock Issued for Expenses                                     5,250                0
                                                             --------------   --------------

     Balance at End of Year                                  $    5,258,105   $    5,162,408


TREASURY STOCK
     Balance at Beginning of Year (850,000 shares)           $     (768,150)  $            0
                                                             ---------------  --------------
     Balance at End of Year                                  $     (768,150)  $            0


RETAINED EARNINGS (DEFICIT)
     Balance at Beginning of Year                            $     (919,376)  $     (459,876)
     Net Loss                                                      ( 90,699)        (104,990)
                                                             --------------   --------------

     Balance at End of Year                                  $   (1,010,075)  $     (654,866)
TOTAL STOCKHOLDERS' EQUITY                                   $    3,512,708   $    4,632,119
                                                             ==============   ==============


   The accompanying notes are an integral part of these financial statements.
                                      F-4






                            BASIC TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                           For the three months ended

                                                          September 30,    September 30,
                                                              2001             2000
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                     $ (90,699)       $(104,990)
     Adjustments to reconcile net income to net cash
          provided by operating activities:

             Gain - Debt Settlement                           (5,062)               0
             Depreciation and Amortization                    23,439           39,806
             Changes in Accounts Receivable                   (9,861)           6,805
             Changes in Inventories                                0                0
             Changes in Deferred Tax Asset (net)             (46,724)         (54,086)
             Changes in Accounts Payable
                  and Accrued Liabilities                     49,551            3,908
             Changes in Prepaid Expenses                        (689)          (6,650)
             Increase in Bad Debt Reserve                      1,958                0
                                                           ---------        ---------

                      NET CASH USED BY
                               OPERATING ACTIVITIES        $ (78,087)       $(115,207)

NET CASH USED BY INVESTING ACTIVITIES

             Purchase of Equipment                            (3,426)               0
                                                           ---------        ---------

                      NET CASH USED BY
                               INVESTING ACTIVITIES        $  (3,426)      $       0

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal Payments on Bank and Other Notes                4,242          (22,466)
     Proceeds of Notes Payable                                     0          115,000
     Proceeds of Shareholder Loans                            66,273           26,224
                                                           ---------        ---------

                      NET CASH PROVIDED BY
                               FINANCING ACTIVITIES        $  70,515        $ 118,758
                                                           ---------        ---------

                               NET INCREASE IN CASH        $ (10,998)       $   3,551

                               CASH AT BEGINNING
                               OF PERIODS                      2,682           22,342
                                                           ---------        ---------

                               CASH AT END
                               OF PERIODS                  $  (8,316)       $  25,893
                                                           =========        =========

   The accompanying notes are an integral part of these financial statements.
                                      F-5






                           BASIC TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 2001 and September 30, 2000


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

     Accounts Receivable

     Bad debt expense is recognized by use of the allowance method, with additions to the allowance and expense for this period, and total bad debt expense of $1958. There were no additions or bad debt expense in the prior year's same period. There are no significant concentra-tions of credit risk.

     Inventories

     Inventories are shown at cost, using the first-in, first-out method. In addition to direct purchases, inventory is acquired through the performance of services (See note about revenues).

     Pipe inventory, in the form of a 35-mile long abandoned oil gathering pipeline, was acquired for $35,000. The Company plans to dig up the pipeline and prepare it for sale, once survey problems are resolved.

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

     Capitalized Loan Fees

     $32,750 in fees were paid to certain shareholders to extend repayment terms, through the issuance or subscription for common stock. Fees are amortized over the loan terms.

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

     Common Stock

     The Company's common stock is stated at par value ($.00001) and the paid in capital represents the difference between the fair value of the assets received and the common stock at par value. There are no provisions for stock options, stock compensation, conversion rights, redemption requirements or unusual voting rights.

     There are 850,000 shares of common stock held in treasury for resale by the Company.

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

     No revenues have been earned from oil and gas production during the fiscal period and $1,345 was earned for the prior fiscal period.

     Interest

     Interest expensed for the period is $24,408 and $13,761 for the prior fiscal period. No interest has been capitalized.

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


The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $23.25 per barrel, and the current price of oil is $17.75; however, the reserves are not to be revalued in excess of their original valuation.

In October 1998, the Company formed a Limited Liability Company (P & A Remediation, LLC) with Simpco, Inc. (a wholly owned subsidiary) with the intention of developing environmental remediation in oil and gas fields. The Company owns 99% of the stock of P & A Remediation, LLC, and Simpco, Inc. owns 1%. See also Note 5.

In January, 1999, the Company issued debt and 850,000 shares of its auth-orized but previously unissued shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corpor-ation. That corporation, now a wholly owned subsidiary, is intended to be the owner and lessor of the consolidated entities' operating equipment. The transaction was accounted for under the purchase method.

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


Operating Leases

One subsidiary, which operates as an Internet service provider, leased certain computer/communication equipment. Rental payments due under existing leases are $3,850 for balance of the year ended June 30, 2002.

There are no contingent rentals, subleases or related party leases of equipment.

Leases for some physical facilities are on a month-to-month basis. Two facilities are occupied under long-term leases. Future lease commit-tments are:

                  Years Ending
                     June 30              Amount

                       2002               $ 14,850
                       2003                 10,000
                                          --------
                       Total              $ 24,850
                                          --------

Total equipment rental expense for the period was $2,420 and $11,563 for the prior fiscal period.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

There are a few small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.


NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on
2300 acres in west Texas.   Valuation at the time of acquisition was
based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $23.25 per barrel, and the current price of oil is $17.75 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.


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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

     Fiscal Period September 30, 2001             $ 46,724
     Prior Years                                   447,875
                                                  --------

     Gross deferred tax asset                     $494,569
                                                  ========

The deferred tax benefit has been allocated between current and long term assets.

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

Maturities of long term debt are as follows:

                Year Ending
                  June 30            Amount

                   2002            $  40,029
                   2003              299,114
                   2004              330,362
                   2005                9,848
                                   ---------

                 Total             $ 679,353
                                   =========

Short Term Notes Payable

Between November, 1999 and June, 2001, the Company issued promissory notes totaling $ 409,291 for short term working capital needs.

Interest rates varied from 10% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract pro-ceeds. Maturities varied, and renewal and extension provisions were avail-able.

Certain short-term notes were converted to long-term maturities.


NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the financials statement date, no promissory notes, interest rates or repayment schedules have been set. The balances are classified as long term obligations.


NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $       for the current
period and $       for the prior fiscal year's period.  Debt of $41,000
was retired through the issuance of 41,000 shares of common stock.


NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.
                                      F-6






                            BASIC TECHNOLOGIES, INC.
                          Table of Reportable Segments
                  For the three months ended September 30, 2001

                                                      Oil & Gas   Environmental  Equipment    Internet &
                                                      Production   Remediation    Leasing     E-Business  Eliminations  Consolidated
                                                      ----------  -------------  ---------    ----------  ------------  ------------
Sales to Unaffiliated Customers                       $        0     $     0     $       0     $ 93,924     $           $    93,924
Inter-Segment Sales                                            0                                                                  0
                                                      ----------     -------     ---------     --------     --------    -----------
         Total Sales                                  $        0           0             0      103,917            0         93,924
                                                      ==========     =======     =========     ========     ========    ===========

Operating Income (Loss)                               $        0      (9,453)      (10,664)     (59,363)                    (79,480)
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                          (64,267)
                                                                                                                        -----------
         Total Operating Income (Loss)                                                                                     (143,747)
                                                                                                                        ===========

Depreciation & Amortization                           $        0         231         7,828       12,001            0         20,060
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                            3,379
                                                                                                                        -----------
         Total Depreciation & Amortization                                                                                   23,439
                                                                                                                        ===========
Interest Revenue (Not Allocated to Segments)                                                                                  1,262
                                                                                                                        ===========
Interest Expense                                      $        0       5,341         2,822        1,124            0          9,287
                                                      ==========     =======     =========     ========     ========
Corporate Expenses                                                                                                           15,121
                                                                                                                        -----------
         Total Interest Expense                                                                                              24,408
                                                                                                                        ===========
                                                                                                                                  0

Segment Assets                                        $3,711,000     249,328       252,207      742,174     (218,522)     4,736,187
                                                      ==========     =======     =========     ========     ========
General Corporate Assets                                                                                                    859,683
                                                                                                                        -----------
         Total Assets                                                                                                     5,595,870
                                                                                                                        ===========

Expenditures for Segment Assets                       $              $     0     $       0     $  3,426     $      0    $     3,426
                                                      ==========     =======     =========     ========     ========    ===========

   The accompanying notes are an integral part of these financial statements.
                                      F-7






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

Subject to securing the necessary equity infusion or long term financing, Company management hopes to re-establish currently suspended day to day operation in its Olney, Texas, yard location and to potentially acquire and reinstitute the Nowata, Oklahoma, location. The Texas yard would house the Company's threading equipment, there to establish a pipe thread-ing and testing facility complementary to the facilities in the to be acquired Nowata, Oklahoma location. Both locations will have large capacity pipe threading, straightening, and testing facilities that are not readily available in the Texas and Oklahoma markets. Company management is of the opinion that a significant portion of the enhanced (due to the increase in the price of oil) pipe testing market may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be existing competitors in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for operations of
the Company's pipe threading and testing facilities.   Further, Company
management believes they number in the thousands as of the date hereof, and that the pipe threading and testing facility may have an effective life of many years to come based upon the lack of available services in the market today. However, there can be no assurance that this pipe testing and threading market phenomenon will continue, that the Company can establish complementary and efficient day to day operations in its facilities, that the Company will have the resources to complete the work under any such operations, or that the Company after establishing operations, will be able to operate profitably.

Subject to securing the equity infusion or long term financing necessary to finance the implementation and operation of the re-establishment of operations of PAR Oklahoma, Company management hopes to re-establish day to day operations in the to be acquired Nowata, Oklahoma, location. It is management's plan to use the to be acquired location's operations to complement the reorganized Texas yard and it's to be established pipe threading and testing facility. In addition to the Oklahoma pipe threading and testing, Company management hopes to re-establish a base for oil & gas well plugging and environmental remediation operations out of the Oklahoma yard. Based upon EPA reports on the Lake Oologah project (that the Company successfully bid and won the first eight one (81) well phase), Company management believes that the abandoned and inactive wells that are candidates for this EPA project number in the thousands as of the date hereof, and that the project may have an effective life of five years and potentially as much as $16 million in revenue available. Re-established operations will not include previous PAR and Simpco mid-level management and should involve the operations of three separate crews and sets of remediation equipment, rather than the one set and one crew used by PAR Oklahoma in the initial eighty one (81) well phase of the Simpco contracted project.

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

Company management is currently seeking negotiations with outside finan-cial partners for a joint venture, or private placement, to raise suf-ficient capital for Yankee to cause the proper drilling and completion of a sufficient number of wells to prove or disprove the Yankee Unit field's engineering and reserves study. This program under consideration and negotiation could possibly mean the drilling of up to sixteen (16) initial wells, at a total cost of up to $2,400,000 to the financial partners. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated no revenues from the production of oil. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

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

The Company expects to meet our capital needs for the next 3 months with operating cash flow and current cash and receivables balances. Operating beyond 3 months, or to make any significant expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by settled litigation with former mid-level management of P & A
Remediation, or unforseen additional filing fees and legal expenses related to the registration and approval of a second issue of capital stock to be made available for public purchase, we do not anticipate any out of budget operational shortfalls in the coming fiscal year.
We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

As of September 30, 2001, the Company had approximately $105,100 in cash and certificates of deposit and $41,200 in current receivables.

The Company also has significant debt service requirements. At September 30, 2001, our interest-bearing liabilities were $836,000 and the expected annual interest expense associated with it is approximately $92,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

Since the end of June 2000, the Company's well plugging operations in Oklahoma have been suspended pending reorganization of equipment and em-ployees, and the acquisition of additional equipment and required local management to efficiently operate in the EPA project.

The continued suspension of active operations of PAR Texas and PAR Oklahoma are a result of multiple factors. These include management's overall review of staffing and a reorganization of equipment and employees to efficiently serve the available markets of the Olney, Texas, location and the proposed Nowata, Oklahoma, location; the financing requirements of doing the same reorganization; and the now settled litigation between the former mid-level management of PAR Texas and PAR Oklahoma. There can be no assurance if, or as to when, operations will resume.

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

With regard to the subsidiaries (collectively P & A Remediation and Simpco), there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, or on our internal and external sources of liquidity. Likewise, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing suspended plugging and remediation operations. There are no unforeseen significant ele-ments of income or loss that may arise from the Company's continuing suspended operations. Any material changes from period to period in one or more line items of the our financial statements could be caused only by an unforeseen outcome to settlement with the former owners
of Simpco.   There are no seasonal aspects that may have a material
effect on the financial condition or results of suspended operations.

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

PAR Texas with current trade accounts payable of approximately $101,000 is involved in some disputes on open accounts, a number of which have resulted in suits on sworn account being filed in four counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters has either been brought to judgment or is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $20,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

In August of 2000, three lawsuits were filed in Federal and state courts in Texas and Oklahoma, with the Company opposing ther former owners of Simpco, as well as former employees. All three matters were resolved in a mediated global settlement agreement in August of 2001. The agreement called for a return of the bulk of the assets acquired in the Simpco transaction; certain post-Simpco acquisition acquired and improved assets; and the release of an undetermined portion of the accounts receivable due from the State of Oklahoma, in return for the return to treasury of the originally issued 850,000 shares of Common Stock, as well as the cancel-lation of $145,000 in promissory notes. A loss of $77,378 was incurred in this agreement, and reflected in the June 30, 2001 financial state-ments under the contingency provisions of generally accepted accounting principles.


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

(d) During July of 2001, the Company issued 5,250 shares of restricted common stock for the payment of certain fees and authorized the future issuance of 27,000 shares of restricted common stock for the payment of certain fees.

(e) During October of 2001, the Company issued 6,250 shares of restrict-ed common stock for the payment of certain fees and authorized the future issuance of 14,250 shares of restricted common stock for the payment of certain fees.

(f) During October of 2001, for the year ending June 30, 1999, the Comp-any authorized stock options exercizable at $.10 per share, totalling 60,000 shares as consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For the year ending June 30, 1999, the Company authorized stock options exercizable at $.10 per share, totalling 30,000 shares as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercizable at $.10 per share, totalling 100,000 shares, per year, as additional consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercizable at $.10 per share, totalling 75,000 shares, per year, as consideration for the services of Richard C. Smith acting as Chief Fin-ancial Officer of the Company. For the year ending June 30, 2002, the Company authorized stock options exercizable at $.10 per share propor-tionate to the amount of time served in office, totalling 100,000 and 75,000 shares respectively to Bryan L. Walker and Richard C. Smith as consideration for their services acting as Chief Executive and Chief Fin-ancial Officers of the Company.

(g) During October of 2001, for the years ending June 30, 1999; June 30, 2000; June 30, 2001; and June 30, 2002; the Company authorized stock op-tions exercizable at $.10 per share proportionate to the amount of time served in office, totalling 10,000 shares per fiscal year, to the non-salaried members of the Board of Directors, as consideration for their services acting as Directors of the Company. Michael Bacon is the only Director that has been paid an executive salary.

(h) During October of 2001, the Company established a Qualified Employee Medical Reimbursement Program for certain qualified employees and officers of the Company.


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


Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a Vote of Security Holders during the reporting period.


Item 5. Other Information.

As of September 30, 2001, according to the register of Corporate Stock Transfer, our Transfer Agent, supplemented with the quarter's stock is-suances, we had approximately 172 shareholders of record of our 7,867,055 outstanding shares of common stock.

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

(b) On September 20, 2000, the Company executed a contract with Neil Rand d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand was to receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services. The monthly payment of shares were to start upon NASD approval of the listing of the Company's stock on a NASD venue. The Company voided the contract based upon non-performance and misrepre-sentations on the part of Neil Rand. Demand for the return of the securities has been made with no response from Neil Rand.

(c) On May 24, 2001, the Company signed a 'memorandum of understand-ing to set forth the terms of the acquisition of two corporations in the business as a local internet service provider in the state of Hawaii, collectively doing business as Inter-Pacific Network Services. This understanding was agreed to be unpublicized and subject to the Company being able to secure financing sufficient to acquire and pro-vide operating capital for its combined internet operations. The Company is currently negotiating the terms of finanancing the business acquisitions.


Item 6. Exhibits and Reports on Form 8-K.

There were no reports of Form 8-K filed during the fiscal year covered by this filing.

There are no exhibits submitted with the filing of this Form 10KSB.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BASIC TECHNOLOGIES, INC.
                                                -------------------------
                                                    (Registrant)

Date   November 19, 2001                        By:  /S/ BRYAN L. WALKER
                                                    ---------------------
                                                    Bryan L. Walker
                                                    President & CEO