Form 10QSB
period 2001-12-31
BASIC TECHNOLOGIES INC
filed 2002-02-19
CIK 1061354

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2001

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

     BASIC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1446622 (I.R.S. Employer Identification No.)

1026 West Main Street, Suite 104
           Lewisville, Texas 75067
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (927) 436-3789

__________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No ____

As of January 31, 2002, there were 8,198,356 shares of the issuer's Common Stock outstanding.

INDEX
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial statements
Unaudited Consolidated Balance Sheet - December 31, 2001
Unaudited Consolidated Statements of Income (Loss) - Six Months Ended December 31, 2001 and 2000
Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit) - December 31, 2001
Unaudited Consolidated Statements of Cash Flows - Six Months Ended December 31, 2001 and 2000
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Plan of Operation
Plan of Operation for the Next Twelve Months
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	other INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Default by the Company on its Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports Filed on Form 8-K	14

PART I     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

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

BASIC TECHNOLOGIES, INC.

Consolidated Balance Sheets
	December 31,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS

Cash	$ 1,420	$ (4,114)
Accounts Receivable-Net	43,271	114,973
Inventories	46,224	70,903
Prepaid Expenses	431	4,869
Deferred Tax Asset	134,354	342,968
TOTAL CURRENT ASSETS	$ 225,700	$ 529,599

FIXED ASSETS

Equipment	$ 420,086	$ 1,404,838
Land and Buildings	9,974	9,974
	430,060	1,414,812

Less: Accumulated Depreciation	$ (109,674)	$ (182,250)

TOTAL FIXED ASSETS	$ 320,386	$ 1,232,562

OTHER ASSETS

Certificate of Deposit	$ 114,503	$ 110,298
Capitalized Loan Fees	24,187
Deposits	0	1,399
Organization Costs-Net	487	938
Proved Developed Oil Reserves	3,735,000	3,711,000
Acquisition Goodwill-Net	814,430	859,680
Deferred Tax Asset	397,734	0

TOTAL OTHER ASSETS	$ 5,086,341	$ 4,683,315

TOTAL ASSETS	$ 5,632,427	$ 6,445,476

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.

Consolidated Balance Sheets
	December 31,	December 31
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Short Term Notes Payable	116,697	322,963
Accounts Payable	239,072	262,800
Accrued Taxes and Interest Payable	166,671	81,328
Current Portion of Long Term Debt	48,162	67,310

TOTAL CURRENT LIABILITIES	$ 570,602	$ 734,401

LONG TERM LIABILITIES

Accrued Interest Payable	$ 42,105	$ 11,652
Deferred Tax Liability	223,069	223,069
Payables-Shareholders	560,735	466,693
Capital Lease Payable	32,871	32,871
Long Term Notes and Obligations	785,472	502,873
Less: Current Maturities	(48,162)	(67,310)

TOTAL LONG TERM LIABILITIES	$ 1,596,090	$ 1,169,848

TOTAL LIABILITIES	$ 2,166,692	$ 1,904,249

STOCKHOLDERS' EQUITY

Common Stock, $.00001 par value, 100,000,000 shares authorized and 7,912,507 issued and outstanding	$ 79	$ 78
Preferred Stock, $.00001 par value, 10,000,000 shares authorized and no shares issued and outstanding	0	0
Paid in Capital	5,315,056	5,206,407
Paid Stock Subscriptions	1,657	500
Treasury Stock (850,000 shares)	(768,150)	0
Retained Earnings (Deficit)	(1,082,907)	(665,758)

TOTAL STOCKHOLDERS' EQUITY	$ 3,465,735	$ 4,541,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,632,427	$ 6,445,476

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Income
or the Six Months Ended
	December 31,	December 31,
	2001	2000
REVENUES	$ 176,817	$ 215,333

COST OF SALES	4,522	1,463

GROSS PROFIT	$ 172,295	$ 213,870

OPERATING EXPENSES

Selling, General and Administrative Expenses	326,163	410,893
Interest	50,414	38,016
Amortization	22,847	22,846
Depreciation	23,955	56,766
Bad Debt Expense	3,103	0

TOTAL EXPENSES	$ 426,482	$ 528,521

NET INCOME (LOSS) FROM OPERATIONS	$ (254,187)	$(314,651)

OTHER INCOME (EXPENSE)

(Loss) - Asset Sale	$ (1,018)	$ 0
Gain - Debt Settlement	5,062	2,518
Interest Income	2,369	190

TOTAL OTHER INCOME (EXPENSE)	6,413	2,708

NET INCOME (LOSS) BEFORE TAXES	$ (247,774)	$(311,943)
DEFERRED TAX BENEFIT
	84,243	106,061

NET INCOME (LOSS)	$ (163,531)	$(205,882)
Beginning Retained Earnings (Deficit)	(919,376)	(459,876)
ENDING RETAINED EARNINGS (DEFICIT)	$(1,082,907)	$(665,758)

EARNINGS PER SHARE

Income (Loss) for Common Stockholders	$ (0.02)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the six months ended December 31, 2001 and December 31, 2000
	December 31,	December 31
	2001	2000
COMMON STOCK
Balance at Beginning of Period	$ 78	$ 77
Issuance of shares of stock for expenses/debt	1	1

Balance at End of Period	$ 79	$ 78

STOCK SUBSCRIPTIONS
Balance at Beginning of Period	$ 500	$ 28,500
Subscriptions Received	52,859	16,000
Stock Issued	(51,702)	(44,000)

Balance at End of Period	$ 1,657	$ 500

PAID IN CAPITAL
Balance at Beginning of Period	$ 5,258,105	$ 5,162,408
Proceeds in Excess of Par Value of Common Stock Issued for Expenses	56,951	43,999

Balance at End of Period	$ 5,315,056	$ 5,206,407

TREASURY STOCK
Balance at Beginning of Period (850,000 shares)	$ (768,150)	$0
Balance at End of Period	$ (768,150)	$0

RETAINED EARNINGS (DEFICIT)
Balance at Beginning of Year	$ (919,376)	$ (459,876)
Net Loss	(163,531)	(205,882)
Balance at End of Year	$ (1,082,907)	$ (665,758)

TOTAL STOCKHOLDERS' EQUITY	$ 3,465,735	$ 4,541,227

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the six months ended
	December 31,	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (163,531)	$(205,882)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss - Asset Sale	1,018	0
Gain - Note Payoff	(5,062)	(2,518)
Depreciation / Amortization / Loan Fees	54,864	79,612
Increase in Accounts Receivable	(9,937)	(6,091)
Increase in Deferred Tax Asset (net)	(84,243)	(106,061)
Increase in Accounts Payable and Accrued Liabilities	71,014	73,442
Increase in Prepaid Expenses	(431)	(4,869)
Increase in Deposits	4,465
Increase in Bad Debt Reserve	3,103	0
Expenses Paid With Stock	17,290	0

NET CASH USED BY OPERATING ACTIVITIES	$ (115,915)	$ (167,902)

NET CASH USED BY INVESTING ACTIVITIES

Proceeds - Sale of Fixed Assets	$ 15,000	$ 0
Purchase of Fixed Assets	(18,426)	0

NET CASH USED BY INVESTING ACTIVITIES	$ (3,426)	$ 0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Subscriptions Received	$ 1,157	$ 0
Proceeds From Sale of Common Stock	0	16,000
Principal Payments on Bank and Other Notes	(12,122)	(39,687)
Proceeds of Notes Payable	90,000	135,000
Proceeds of Shareholder Loans	39,044	29,813

NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 118,079	$ 141,446

NET DECREASE IN CASH	$ (1,262)	$ (26,456)

CASH AT BEGINNING OF PERIODS	2,682	22,342

CASH AT END OF PERIODS	$ 1,420	$ (4,114)

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and December 31, 2000

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

Oilfieldjunk.com, LLC, a Texas limited liability company

All significant intercompany transactions and balances have been eliminated.

Cash

For purposes of the statement of cash flows, the Company considers all short term securities purchased with a maturity of three months or less to be cash equivalents. There are no restrictions on any balances.

Accounts Receivable

Bad debt expense is recognized by use of the allowance method, with additions to the allowance and expense for this period, and total bad debt expense of $3,103. There were no additions or bad debt expense in the prior year's same period. There are no significant concentra-

tions of credit risk.

Inventories

Inventories are shown at cost, using the first-in, first-out method.

In addition to direct purchases, inventory is acquired through the performance of services (See note about revenues).

Pipe inventory, in the form of a 35-mile long abandoned oil gathering pipeline, was acquired for $35,000. The Company plans to dig up the pipeline and prepare it for sale, once survey and staffing problems are resolved.

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

Goodwill, created from the purchase of Cyber Cities Technologies,

Inc. is being amortized over 20 years.

Capitalized Loan Fees

$32,750 in fees were paid to certain shareholders to extend repayment terms, through the issuance or subscription for common stock. Fees are amortized over the loan terms, with $8,062 expensed for this period.

Thre was no amortization in the prior year's same period.

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

Sales

Inventory, whether acquired by purchase or through services, is resold to oil and construction customers. No sales were made dur-

ing the period.

Revenues of $4,254 have been earned from oil and gas production during the fiscal period and $1,345 was earned for the prior year's same period.

Interest

Interest expensed for the period is $50,415 and $38,016 for the prior year's same period. No interest has been capitalized.

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

Cost of Acquiring Yankee Development Shares $3,711,000

The valuation of the oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $21.00 per barrel, and the current price of oil is $21.00; however, the reserves are not to be revalued in excess of their original valuation.

In October 1998, the Company formed a Limited Liability Company (P & A

Remediation, LLC) with Simpco, Inc. (a wholly owned subsidiary) with the intention of developing environmental remediation in oil and gas fields.

The Company owns 99% of the stock of P & A Remediation, LLC, and Simpco,

Inc. owns 1%. See also Note 5. As of the statement date, operations in this entity have been transferred to another subsidiary.

In January, 1999, the Company issued debt and 850,000 shares of its auth-

orized but previously unissued shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corpor-

ation. That corporation, now a wholly owned subsidiary, was intended to be the owner and lessor of the consolidated entities' operating equipment.

The transaction was accounted for under the purchase method. As of the statement date, operations in this entity have been transferred to another subsidiary.

On November 24, 1999, P&A Remediation LLC, an Oklahoma Limited Liability

Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma. See also Note 5. As of the statement date, oper-

ations in this entity have ceased.

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

On November 27, 2001, a Texas limited liability company, Oilfieldjunk.com,

LLC, was formed as a wholly owned subsidiary for the purpose of continuing the suspended operations of other previously noted subsidiaries.

NOTE 3 - EMPLOYEE BENEFITS

There are currently no qualified or non-qualified employee pensions,

profit sharing, or other plans authorized for any class of employees.

Group health insurance is provided to employees.

NOTE 4 - LEASES

Capital Leases

There is one equipment lease, the terms of which mandate accounting as a capital lease. The leased assets are depreciated with interest im-

puted.

Amortization of capitalized lease costs is included with depreciation.

Payment on this lease has been suspended pending the results of negotiation on terms. Total remaining obligations are $32,871.

Operating Leases

One subsidiary, which operates as an Internet service provider, leased certain computer/communication equipment. Rental payments due under existing leases are $1,485 for balance of the year ended June 30, 2002.

There are no contingent rentals, subleases or related party leases of equipment.

Leases for some physical facilities are on a month-to-month basis. Two facilities are occupied under long-term leases. Future lease commit-

tments are:

Years Ending

June 30 Amount

2002 $ 9,900

2003 10,000

--------

Total $ 19,900

--------

Total equipment rental expense for the period was $4,857 and $21,695 for the prior year's same period.

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

In December 2001, the Company acquired, through a subsidiary, producing working interests in wells in Archer County, Texas by issuing a promissory note for $24,000.

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

Fiscal Period December 31, 2001 $ 84,243

Prior Years 447,875

--------

Gross deferred tax asset $532,088

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

A full description of these segments is included in Note 1. All segments operate within the United States. The equipment leasing segment provides service only to the environmental segment. This segment is intended to be rolled into the remediation activity in future periods.

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

In October, 2001, the Company issued a promissory note for $75,000 for working capital, with interest at 10%, with both interest and principal maturing in October, 2003.

In December, 2001, the Company issued a $24,000 note, at 9% interest, both interest and principal maturing in December, 2004, for the purchase of pro-

ducing oil working interests.

In October, 2001, the Company issued a $15,000 promissory note, at 10% in-

terest, both principal and interest maturing in October, 2003, for funds to acquire equipment.

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

Maturities of long term debt are as follows:

Year Ending

June 30 Amount

2002 $ 32,148

2003 299,114

2004 420,362

2005 33,848

---------

Total $ 785,472

=========

Short Term Notes Payable

Between November, 1999 and June, 2001, the Company issued short term promis-

sory notes totaling $ 409,291 for working capital needs.

Interest rates varied from 10% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract pro-

ceeds. Maturities varied, and renewal and extension provisions were avail-

able.

Certain short-term notes were converted to long-term maturities.

NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the financials statement date, no promissory notes, interest rates or repayment schedules have been set. Interest is scheduled to begin accruing on January 1, 2002. The balances are classified as long term obligations.

NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $28,348 for the current period and $38,016 for the prior fiscal year's period. Debt of $7,412 was retired through the issuance of 7,412 shares of common stock.

NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.

F-6

BASIC TECHNOLOGIES, INC.

Table of Reportable Segments

For the six months ended December 31, 2001

Oil & Gas Environmental Equipment Internet &

Production Remediation Leasing E-Business Eliminations Consolidated

---------- ------------- --------- ---------- ------------ ------------

Sales to Unaffiliated Customers $ 4,254 $ 0 $ 0 $172,563 $ 0 $ 176,817

Inter-Segment Sales 0 0 0 0 0 0

---------- ------- --------- -------- -------- -----------

Total Sales $ 4,254 0 0 172,563 0 176,817

========== ======= ========= ======== ======== ===========

Operating Income (Loss) $ 2,149 (20,594) (34,944) (97,874) 0 (151,263)

========== ======= ========= ======== ========

Corporate Expenses (102,924)

-----------

Total Operating Income (Loss) (254,187)

===========

Depreciation & Amortization $ 0 2,996 13,046 24,001 0 40,043

========== ======= ========= ======== ========

Corporate Expenses 6,759

-----------

Total Depreciation & Amortization 46,802

===========

Interest Revenue (Not Allocated to Segments) 2,369

===========

Interest Expense $ 0 11,858 5,384 1,614 0 18,856

========== ======= ========= ======== ========

Corporate Expenses 31,558

-----------

Total Interest Expense 50,414

===========

0

Segment Assets $3,735,000 294,775 0 736,389 0 4,766,164

========== ======= ========= ======== ========

General Corporate Assets 866,263

-----------

Total Assets 5,632,427

===========

Expenditures for Segment Assets $ 24,000 $15,000 $ 0 $ 311 $ 0 $ 39,311

========== ======= ========= ======== ======== ===========

Expenditures for Segment Fixed Assets $ 0 $15,000 $ 0 $ 311 $ 0 $ 15,311

========== ======= ========= ======== ========

Corporate Assets 0

-----------

Total Expenditures for Fixed 15,311

===========

The accompanying notes are an integral part of these financial statements.

F-7

BASIC TECHNOLOGIES, INC.

Table of Reportable Segments

For the six months ended December 31, 2000




Oil & Gas Environmental Equipment Internet & Elimin- Consoli-

Production Remediation Leasing E-Business ations dated

--------------------------------------------------------------------


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

=========

0

Segment Assets $3,711,000 385,022 1,152,291 772,452 (247,676)

==========================================================5,773,089

General Corporate Assets 672,387

---------

Total Assets 6,445,476

=========

Expenditures for

Segment Assets $ 0 $ 0 $ 0 $ 0 $ 0 $ 0



The accompanying notes are an integral part of these financial statements.

ITEM 2.	Management's discussion and analysis of Financial Condition and results of Operations

(a)	Plan of Operation for the Next Twelve Months

           The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and three limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); P & A Remediation, LLC, an Oklahoma limited liability company (hereafter PAR Oklahoma); and oilfieldjunk.com LLC. a Texas limited liability company. PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'. Yankee owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets. Through P & A Remediation, the Company previously (1999 - 2000) performed environmental remediation and salvage operations for the oil industry, and markets and sold construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owned certain reconditioned oil field equipment and vehicles that were leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. In July 2000, actively developing operations of P & A Remediation and Simpco were terminated with the joint cessation of operations due to command and control problems with then mid-level management of P & A Remediation. In August 2000, litigation with the previous mid-level management of P & A Remediation was instituted which prevented the day to day operations of P & A Remediation to continue. Simpco, then acting solely as a leasing company to its sister subsidiaries, had severely limited opportunities to collect its revenue from the adverse possession of its leased assets from the then adversarial litigants, the same being the previous mid-level management of P & A Remediation. Burdened with the ongoing legal expenses required to attempt to protect its interests, and with the lack of collected revenue from its legal adversaries, P & A Remediation continued to operate minimally in anticipation of a favorable legal settlement of its then pending litigation, while actively seeking operating financing for the implementation of its operating business plan from other market sources. During the second fiscal quarter of 2001, all assets of P & A Remediation and Simpco were conveyed to Basic Technologies, Inc., (or assigns) for and in consideration of the assumption of or forgiveness of debts owed by P & A Remediation and Simpco to Basic Technologies, Inc., or assigns. CCTech provides high speed internet access for residential and business customers in the state of Hawaii. CCTech also has the capability to host commercial websites world wide.

           Simpco, Inc. previously owned assets, but did not do any business with any source outside of the Company. With the August 2001 mediated settlement of litigation with the previous mid-level management of P & A Remediation (the same being the previous owners of Simpco), Simpco agreed to relinquish ownership of a majority of its hard assets to the previous owners of Simpco, Inc. This fact, coupled with the uncovering of other potential unauthorized business and financial commitments undertaken in the name of Simpco by the previous owners of Simpco, prompted the ongoing operations of Simpco as an intercompany leasing company to be suspended, and the remaining assets of Simpco to be conveyed for and in consideration of the assumption or forgiveness of the above referenced debt.

           With skeleton staffing, during the period from March 2000 through November 2001, P & A Remediation has done limited business with outside sources.

           Yankee Development Corporation owns assets, but has done minimal business to date.

           Subject to securing the necessary equity infusion or long term financing, Company management hoped to re-establish currently suspended day to day operations in its Olney, Texas, yard location and to potentially acquire and reinstitute the Nowata, Oklahoma, location, in an ongoing operation of P & A Remediation, LLC. The financial repercussions of the negotiated settlement of the August 2000 instituted litigation have precluded ongoing operations of Simpco and P & A Remediation in Texas and Oklahoma.

           In November 2001, the Company formed Oilfieldjunk.com LLC., a Texas limited liability company, to attempt to assimilate the potentials for operations of the Company's previous operations in the environmental remediation business. A new month to month agreement was reached with the owner of the Olney, Texas, yard and with such, the Company will house the Company's threading equipment, there to attempt to establish an operating pipe threading and testing facility. If the market proves advantageous, the complementary facilities in the previously identified Nowata, Oklahoma, location may be attempted to be reacquired by the Company. With such, both locations would have large capacity pipe threading, straightening, and testing facilities that are not readily available in the north Texas and Oklahoma markets.

           Company management is of the opinion that a significant portion of the pipe testing market in north Texas may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be previously identified potential competitors of the Company's previous operations in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for services of the Company's pipe threading and testing facilities. However, there can be no assurance that this pipe testing and threading market will continue, that the Company can establish complementary and efficient day to day operations in its facilities, that the Company will have the resources to complete the work under any such operations, or that the Company after establishing operations, will be able to operate profitably.

           Subject to securing the equity infusion or long term financing necessary to finance the implementation and operation in the north Texas market, Company management may review potential operations in the northeast Oklahoma market in the pipe threading / testing business and related environmental remediation businesses (oil well plugging and salvage operations).

           Negotiations with potential skilled employees, contractual consultants, and/or joint venture partners, in Texas are currently in the beginning phases with Company management. There can be no assurance that the Company can successfully negotiate with consultants or skilled employees to the Company's benefit, that the previously identified markets will continue, that the Company will be able to secure any contracts for any of the market jobs, that the Company will have the resources to complete the work under any such contracts, or that the Company, if it receives any such contracts, will be able to complete them profitably.

           Company management is currently seeking negotiations with outside financial partners for a joint venture, or private placement, to raise sufficient capital for Yankee to cause the proper drilling and completion of a sufficient number of wells to prove or disprove the Yankee Unit field's engineering and reserves study. This program under consideration and negotiation could possibly mean the drilling of up to sixteen (16) initial wells, at a total cost of up to $2,400,000 to the financial partners. As of the date of this report, there exist no agreements, arrangements or understandings with respect to any potential source of funding. The results of drilling such wells can never be determined in advance. The industry has a history of unprofitable efforts resulting from dry holes, or commercial wells which fail to produce in quantities sufficient to provide an economic return. Yankee Development, since inception, has generated negligible revenues from the production of oil. No assurance can be given that Yankee Development will successfully negotiate the funding of its development program, generate any revenues, or achieve profitability from the production of the proven developed reserves owned as of the date hereof, or from oil and/or gas properties, if any, acquired in the future.

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

           The Company hopes to diversify its plan of operations through the acquisition of companies engaged in businesses unrelated to the oil and gas business. The Company is not presently engaged in negotiations for the acquisition of companies operating in industries related and unrelated to the Company's core business.

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

           The Company expects to meet our capital needs for the next 3 months with operating cash flow, current cash and receivables balances, and proceeds of to be negotiated operating financing with various market sources. Operating beyond 3 months, or to make any significant expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by settled litigation with former mid-level management of P & A Remediation, or unforeseen additional filing fees and legal expenses related to the cessation of operations of Simpco, Inc., and P & A Remediation, LLC. (Texas), we do not anticipate any out of budget operational shortfalls in the coming fiscal year. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the newly created environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

           Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

           As of December 31, 2001, the Company had approximately $115,900 in cash and certificates of deposit and $43,200 in current receivables.

           The Company also has significant debt service requirements. At December 31, 2001, our interest-bearing liabilities were $980,000 and the expected annual interest expense associated with it is approximately $50,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

           Other than, and subject to, securing the required financing necessary to implement upgraded operations in its environmental and internet subsidiaries, and the implementation of the same, there is (1) no expected purchase or sale of plant and significant equipment; or (2) no expected significant changes in the number of employees, relative to the size of previous years operations.
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

           The Company serves as a holding company for three wholly-owned corporate subsidiaries and three wholly owned limited liability companies: Yankee; Simpco; CCTech; PAR Texas; PAR Oklahoma; and Oilfieldjunk.com. PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'.

           In Texas, the Company created PAR Texas in October 1998 to take advantage of the environmental remediation opportunities available in central west Texas and in north Texas. PAR Texas' environmental remediation and salvage business involved the plugging of oil wells and the remediation and clean-up of oil fields, and the salvage or purchase for resale on the secondary market of construction materials, pipe, steel tubulars and used and reconditioned oil field equipment. Although PAR Texas desired to expand its customer base to include governmental agencies such as the State of Texas' Railroad Commission, the Company's customers were limited to private and publicly-held oil and/or gas companies. The company's operations were limited to the north central and central west regions of Texas.

           In March 2000, PAR Texas' active well plugging and pipe sales operations in Texas were suspended. All personnel of the Ballinger, Texas, yard were dismissed for cause and the yard is no longer rented. There is no longer Company activity in Ballinger, Texas.

           In October 1999, Company management decided to shift the operating focus of PAR Texas' Olney, Texas, yard from day to day local Texas operations to move forward to build necessary equipment to operate and to establish operations in Oklahoma. From March of 2000 to October 2001, PAR Texas had maintained operations of the Olney yard with one part time helper, there only to maintain legal integrity of lease space and to attempt to protect company assets. A large amount of equipment had been removed by mid-level management to storage locations in Texas and / or transported to Nowata, Oklahoma, to establish operations there with PAR Oklahoma. In early October 2001, PAR Texas ceased operations and any remaining equipment or inventory in the PAR Texas yards was sold or conveyed to settle debts.

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

           In July 2000, the Company's well plugging operations in Oklahoma were suspended pending reorganization of equipment and employees, and the acquisition of additional equipment and required local management to efficiently operate in the EPA project. The Company now has no operations in the State of Oklahoma.

           The suspension of operations of PAR Texas and active PAR Oklahoma operations are a result of multiple factors. These include management's overall review of staffing and a reorganization of equipment and employees to efficiently serve the available markets of the Olney, Texas, location; the financing requirements of doing the same reorganization; and the now settled litigation between the former mid-level management of PAR Texas and PAR Oklahoma. The Company has decided that sufficient market damage was done by the then mid-level management, that actual legal operations of PAR Texas and Simpco will not resume. It is not known, at this time, if operations of PAR Oklahoma will resume.

           The Company had a significant capital investment in PAR Texas, PAR Oklahoma, and Simpco. In addition to third party acquisition costs, and costs to manufacture, refurbish and upgrade the acquired equipment of Simpco, the Company issued stock and debt instruments for the equity of the previous owners of Simpco in equipment. Since the creation of PAR Texas and PAR Oklahoma, the Company had used its operations and the experience from its initial entry into the field to develop what Company management believed to be a successful plan for continued operations. The Company entered the market undercapitalized and under supplied, relative to the needs of the then target industry. Upon industry entry, Company management had contemplated a significant investment and negative cash flow for the initial two years of operations while building a solid basis for expansion in the future. The negative cash flow from operations of PAR Texas and PAR Oklahoma for the years 1999, 2000, and 2001, exceeded Company management's expectations and capital budgets, and though there was a corresponding increase in equity of the Company, the operating cash budget had significant shortfalls in the estimation of cash reserves necessary for the refurbishment of equipment acquired in the Simpco transaction. Company management is of the opinion that this was due to an understatement of equipment refurbishment budget figures provided by the then mid-level management of PAR Texas (the former owners of Simpco). Revenues from sales of pipe, tubulars, and equipment were also over estimated by the same mid-level management. Though the operating cash loss had an immediate negative effect on Company equity position, these year's operations had established a physical and potential base of operations in both north Texas and northeast Oklahoma that could possibly allow PAR Texas and PAR Oklahoma (or a comparable legal operation) to generate significant revenue in the pipe threading / testing industry and in the environmental remediation business. Sufficient market damage was done to PAR Texas, and sufficient legal obstacles have been put in place as a result of the Company's relationships with the then mid-level management of PAR Texas (the former owners of Simpco), that Company management has decided to not attempt to resume operations in PAR Texas or Simpco. Revenue figures assume a successful meeting of the expansion funding requirements, and that operations are re-instituted as planned by Company management. There is no assurance as to if, or when, Company operations may be re-instituted in any field related to the environmental remediation / salvage, or secondary market sales of oilfield related equipment or pipe (tubulars) inventory business.

           With regard to the natural resources subsidiaries (re-instituted operations may be attempted in the Company's newly created subsidiary, Oilfieldjunk.com LLC.), there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, or on our internal and external sources of liquidity. Likewise, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the potential net sales or revenues or income from the Company's re-entry into previously suspended plugging and remediation operations. There are no unforeseen significant elements of income or loss that may arise from the Company's re-entry into previously suspended operations. Any material changes from period to period in one or more line items of our financial statements could be caused only by an unforeseen events related to the settlement with the former owners of Simpco, or the failure of the former owners of Simpco to fulfill the obligations of the arbitrated settlement agreement. There are no seasonal aspects that may have a material effect on the financial condition or results of suspended operations.

           There has been no development activity with the Company's proven oil & gas reserves in Yankee. There is a significant uncertainty inherent to the oil & gas production and development industry. The worldwide trend of increasing crude oil and natural gas prices prompted Company management to investigate numerous possible financing vehicles that may be required to secure the equity infusion or long term financing necessary to develop Yankee's assets. With the worldwide increase in the price of oil, there has been renewed drilling and production activity in the areas of Texas where the company has interests. This renewal of activity may create unforeseen delays in the availability of subcontractors for all phases of an oil & gas well drilling and development program. This delay could cause financial difficulty and shortage of cash flow budgets that are relied upon to profitably and efficiently develop the Company's asset.

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

           The Company has a significant stock investment in its internet subsidiary, CCTech, and intends to develop a plan for internal growth of its existing markets. With an effective January 1, 2000, acquisition by the Company, the subsidiary has a stated purpose to provide services to the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. With operations currently on the islands of Oahu and Maui, CCTech has operated at a relative breakeven position in comparison to its fiscal operations prior to acquisition by the Company. Company management originally made the decision to increase the payroll burden on operations by providing for the payment of executive salaries at the Honolulu office. This increase in operating expenses kept revenue from operations at a relatively flat growth curve. These salaries were eliminated during the most recent fiscal quarter. A development of a nationwide marketing plan of a 'business to business' division, and the expansion of the current operations to include statewide operations and expanded broadband capabilities to handle DSL customers is considered critical to continued success in the regional internet service provider's operations. This expansion is contingent upon the Company securing financing necessary to re-align and re-organize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

          The expansion of the Company's core business of dialup and DSL service to previously unserved markets may have a profound effect on the internet subsidiary's bottom line. A significant market share and volume increase in operating revenue could require only incremental increases in operating costs of the core infrastructure of the subsidiary's Honolulu based main operations center. The reconfiguring and re-allocation of the subsidiary's infrastructure will allow the expansion of the nationwide 'business to business' portal and to allow the expansion of local business broad band development.

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

PENDING SPIN-OFF AND CHANGE IN CONTROL

          In December 2001, we entered into a Letter of Understanding which provided for a series of transactions which, if consummated, would result in the spin-off by the Company of its oil and gas assets and operations and a change in control of the Company.

          Under the Letter of Understanding, the Company formed and organized a new wholly-owned subsidiary under the name "Founders Industries, Inc." ("Founders"). The Company transferred to Founders, solely in consideration of Founders common stock, all of the Company's interest in its existing subsidiaries. The executive officers and directors of Founders are the same persons who served those positions in Basic. The intention is to prepare a registration statement to be filed with the Securities and Exchange Commission (the "Commission") registering the distribution of the Founders common stock to the shareholders of Basic, pro rata. The previously announced record date for the spin-off distribution is February 8, 2002. No estimate can be made as to when the registration statement will be filed with the Commission. When the registration statement is declared effective by the Commission, of which there can be no assurance, ownership of Founders will be distributed to the Basic shareholders as of the record date and Founders will be a separate reporting company for whose securities a public trading market may develop.

          As part of the foregoing spin-off, the Letter of Understanding provided that the Basic board of directors would be increased to seven members: four of whom were existing directors, to whom were added Gary Brown, Steve Jesson and William Chastain. These new directors , elected on December 13, 2001, were elected to the board and charged with the responsibility to develop the Company's ISP and telecommunications businesses. Concurrently, Mr. Brown was elected to serve as President and CEO of Basic, filling the vacancy created by the voluntary resignation of Bryan Walker. As part of developing Basic's telecommunications operations, concurrently with the spin-off of Founders, it has been agreed that Founders would reconvey its interest in the Honolulu ISP, Cyber Cities, to Basic for nominal consideration.

          Mr. Brown has agreed in the Letter of Understanding that the costs and expenses incurred in preparing and filing the Founders registration statement and completing the spin-off would be borne by his group of investors. Further, Mr. Brown was granted an option to purchase from the Shelton Voting Trust, the Company's principal and controlling shareholder, an aggregate of 4.9 million shares of common stock at a price of $.002 per share. The option is only exercisable after the Founders registration statement has been filed with the Commission.

          If all of the transactions provided for in the Letter of Understanding are completed, of which there can be no assurance, Basic's oil and gas operations will be distributed to Basic's shareholders, pro rata, as part of the Founders spin-off, Founders will become a separate publicly reporting company, and Mr. Brown will acquire control of a majority of the outstanding voting securities of Basic. No estimate can be made as to when, if at all, these transactions will be completed.

FORWARD LOOKING STATEMENTS

          When used in this Quarterly Report on Form 10-QSB, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

         A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including general economic trends, the availability of working capital and developments in energy technology that could adversely impact our operations. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART II    OTHER INFORMATION

Item 1.     Pending Legal Proceedings

       Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgment5s against the Company or its subsidiaries except as described below.

       PAR Texas has ceased operations, and with current trade accounts payable of approximately $60,000 is involved in some disputes on open accounts, a number of which have resulted in suits on sworn account being filed in four counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters has either been brought to judgment or is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $20,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

       In August of 2000, three lawsuits were filed in Federal and state courts in Texas and Oklahoma, with the Company opposing the former owners of Simpco, as well as former employees. All three matters were resolved in a mediated global settlement agreement in August of 2001. The agreement called for a return of the bulk of the assets acquired in the Simpco transaction; certain post-Simpco acquisition acquired and improved assets; and the release of an undetermined portion of the accounts receivable due from the State of Oklahoma, in return for the return to treasury of the originally issued 850,000 shares of Common Stock, as well as the cancellation of $145,000 in promissory notes. A loss of $77,378 was incurred in this agreement, and reflected in the June 30, 2001 financial statements under the contingency provisions of generally accepted accounting principles. The three lawsuits have been dismissed with prejudice to re-filing the same, though the actual settlement and return of the Company's assets have not been completed as of December 31, 2001. Company management intends to vigorously pursue the return of the Company's equipment as mutually agreed in the arbitrated settlement agreement between the parties.

Item 2.     Changes in Securities

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

        (e) During October of 2001, the Company issued 6,250 shares of restricted common stock for the payment of certain fees and authorized the future issuance of 14,250 shares of restricted common stock for the payment of certain fees.

        (f) During October of 2001, for the year ending June 30, 1999, the Company authorized stock options exercisable at $.001 per share, totalling 60,000 shares as consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For the year ending June 30, 1999, the Company authorized stock options exercisable at $.001 per share, totalling 30,000 shares as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.001 per share, totalling 100,000 shares, per year, as additional consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.001 per share, totalling 75,000 shares, per year, as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For the year ending June 30, 2002, the Company authorized stock options exercisable at $.001 per share proportionate to the amount of time served in office, totalling 100,000 and 75,000 shares respectively to Bryan L. Walker and Richard C. Smith as consideration for their services acting as Chief Executive and Chief Financial Officers of the Company. The option exercise date was January 3, 2002, and all options were exercised.

        (g) During October of 2001, for the years ending June 30, 1999; June 30, 2000; June 30, 2001; and June 30, 2002; the Company authorized stock options exercisable at $.001 per share proportionate to the amount of time served in office, totalling 10,000 shares per fiscal year, to the non-salaried members of the Board of Directors, as consideration for their services acting as Directors of the Company. Michael Bacon is the only Director that has been paid an executive salary and was not offered the option. The option exercise date was January 3, 2002, and all options were exercised.

        (h) During December of 2001, for and in consideration of the introduction of, and the successful negotiation of, a 'Letter Of Understanding For Corporate Redirection' with an investment group led by Gary L. Brown, the Company authorized stock options exercisable at $.001 per share, totalling 250,000 shares, for the services of Bryan L. Walker and Richard C. Smith (acting for the Company); and stock options exercisable at $.001 per share, totalling 250,000 shares, for the services of Kent Brandt (acting for American Merger Consultants). The options were exercised on January 3, 2002.

       (i) During December of 2001, the Company issued 24,702 shares of restricted common stock for the payment of certain fees and debts of the Company.

       (j) During October of 2001, the Company established a Qualified Employee Medical Reimbursement Program for certain qualified employees and officers of the Company.

       Unless otherwise noted, all of the foregoing issuances of the Company's securities were undertaken without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption contained in Section 4(2) of the Securities Act. In each instance, the securities were acquired for investment purposes and were subject to appropriate restrictions on transfer.

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

Item 4.     Submission Of Matters To A Vote Of Security Holders

       There were no matters submitted to a vote of security holders during the reporting period.

Item 5.     Other Information.

       None, except as previously disclosed.

Item 6.     Exhibits and Reports Filed on Form 8-K

Exhibits

1.0     Letter of Understanding dated December 13, 2001.

       There were no reports on Form 8-K filed during the period covered by this filing.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Basic Technologies, Inc.
Date: February 19, 2002	Signature:	/s/Gary L. Brown Gary L. Brown President and Chief Executive Officer