Form 10QSB/A
period 2001-12-31
BASIC TECHNOLOGIES INC
filed 2002-03-06
CIK 1061354

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

/R/

FORM 10-QSB/A-1


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



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


BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$ 1,420	$ (4,114)
Accounts Receivable-Net	43,271	114,973
Inventories	46,224	70,903
Prepaid Expenses	431	4,869
Deferred Tax Asset	134,354	342,968
TOTAL CURRENT ASSETS	$ 225,700	$ 529,599
FIXED ASSETS
Equipment	$ 420,086	$1,404,838
Land and Buildings	9,974	9,974
	430,060	1,414,812
Less: Accumulated Depreciation	$ (109,674)	$ (182,250)
TOTAL FIXED ASSETS	$ 320,386	$1,232,562
OTHER ASSETS
Certificate of Deposit	$ 114,503	$ 110,298
Capitalized Loan Fees	24,187
Deposits	0	1,399
Organization Costs-Net	487	938
Proved Developed Oil Reserves	3,735,000	3,711,000
Acquisition Goodwill-Net	814,430	859,680
Deferred Tax Asset	397,734	0
TOTAL OTHER ASSETS	$ 5,086,341	$4,683,315
TOTAL ASSETS	$ 5,632,427	$6,445,476

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,	December 31
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short Term Notes Payable	116,697	322,963
Accounts Payable	239,072	262,800
Accrued Taxes and Interest Payable	166,671	81,328
Current Portion of Long Term Debt	48,162	67,310
TOTAL CURRENT LIABILITIES	$ 570,602	$ 734,401
LONG TERM LIABILITIES
Accrued Interest Payable	$ 42,105	$ 11,652
Deferred Tax Liability	223,069	223,069
Payables-Shareholders	560,735	466,693
Capital Lease Payable	32,871	32,871
Long Term Notes and Obligations	785,472	502,873
Less: Current Maturities	(48,162)	(67,310)
TOTAL LONG TERM LIABILITIES	$ 1,596,090	$ 1,169,848
TOTAL LIABILITIES	$ 2,166,692	$ 1,904,249
STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value, 100,000,000 shares authorized and 7,912,507 issued and outstanding	$ 79	$ 78
Preferred Stock, $.00001 par value, 10,000,000 shares authorized and no shares issued and outstanding	0	0
Paid in Capital	5,315,056	5,206,407
Paid Stock Subscriptions	1,657	500
Treasury Stock (850,000 shares)	(768,150)	0
Retained Earnings (Deficit)	(1,082,907)	(665,758)
TOTAL STOCKHOLDERS' EQUITY	$ 3,465,735	$ 4,541,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,632,427	$ 6,445,476

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Income
For the Six Months Ended

	December 31,	December 31,
	2001	2000
REVENUES	$ 176,817	$ 215,333
COST OF SALES	4,522	1,463
GROSS PROFIT	$ 172,295	$ 213,870
OPERATING EXPENSES
Selling, General and Administrative Expenses	326,163	410,893
Interest	50,414	38,016
Amortization	22,847	22,846
Depreciation	23,955	56,766
Bad Debt Expense	3,103	0
TOTAL EXPENSES	$ 426,482	$ 528,521
NET INCOME (LOSS) FROM OPERATIONS	$ (254,187)	$ (314,651)
OTHER INCOME (EXPENSE)
(Loss) - Asset Sale	$ (1,018)	$ 0
Gain - Debt Settlement	5,062	2,518
Interest Income	2,369	190
TOTAL OTHER INCOME (EXPENSE)	6,413	2,708
NET INCOME (LOSS) BEFORE TAXES	$ (247,774)	$ (311,943)
DEFERRED TAX BENEFIT	84,243	106,061
NET INCOME (LOSS)	$ (163,531)	$ (205,882)
Beginning Retained Earnings (Deficit)	(919,376)	(459,876)
ENDING RETAINED EARNINGS (DEFICIT)	$ (1,082,907)	$ (665,758)
EARNINGS PER SHARE
Income (Loss) for Common Stockholders	$ (0.02)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the six months ended December 31, 2001 and December 31, 2000

	December 31,	December 31
	2001	2000
COMMON STOCK
Balance at Beginning of Period	$ 78	$ 77
Issuance of shares of stock for expenses/debt	1	1
Balance at End of Period	$ 79	$ 78
STOCK SUBSCRIPTIONS
Balance at Beginning of Period	$ 500	$ 28,500
Subscriptions Received	52,859	16,000
Stock Issued	(51,702)	(44,000)
Balance at End of Period	$ 1,657	$ 500
PAID IN CAPITAL
Balance at Beginning of Period	$ 5,258,105	$ 5,162,408
Proceeds in Excess of Par Value of Common Stock Issued for Expenses	56,951	43,999
Balance at End of Period	$ 5,315,056	$ 5,206,407
TREASURY STOCK
Balance at Beginning of Period (850,000 shares)	$ (768,150)	$ 0
Balance at End of Period	$ (768,150)	$ 0
RETAINED EARNINGS (DEFICIT)
Balance at Beginning of Year	$ (919,376)	$ (459,876)
Net Loss	(163,531)	(205,882)
Balance at End of Year	$ (1,082,907)	$ (665,758)
TOTAL STOCKHOLDERS' EQUITY	$ 3,465,735	$ 4,541,227

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the six months ended

	December 31,	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (163,531)	$ (205,882)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss - Asset Sale	1,018	0
Gain - Note Payoff	(5,062)	(2,518)
Depreciation / Amortization / Loan Fees	54,864	79,612
Increase in Accounts Receivable	(9,937)	(6,091)
Increase in Deferred Tax Asset (net)	(84,243)	(106,061)
Increase in Accounts Payable and Accrued Liabilities	71,014	73,442
Increase in Prepaid Expenses	(431)	(4,869)
Increase in Deposits		4,465
Increase in Bad Debt Reserve	3,103	0
Expenses Paid With Stock	17,290	0
NET CASH USED BY OPERATING ACTIVITIES	$ (115,915)	$ (167,902)
NET CASH USED BY INVESTING ACTIVITIES
Proceeds - Sale of Fixed Assets	$ 15,000	$ 0
Purchase of Fixed Assets	(18,426)	0
NET CASH USED BY INVESTING ACTIVITIES	$ (3,426)	$ 0
CASH FLOWS FROM FINANCING ACTIVITIES
Stock Subscriptions Received	$ 1,157	$ 0
Proceeds From Sale of Common Stock	0	16,000
Principal Payments on Bank and Other Notes	(12,122)	(39,687)
Proceeds of Notes Payable	90,000	135,000
Proceeds of Shareholder Loans	39,044	29,813
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 118,079	$ 141,446
NET DECREASE IN CASH	$ (1,262)	$ (26,456)
CASH AT BEGINNING OF PERIODS	2,682	22,342
CASH AT END OF PERIODS	$ 1,420	$ (4,114)

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

Capitalized Loan Fees

$32,750 in fees were paid to certain shareholders to extend repayment terms, through the issuance or subscription for common stock. Fees are amortized over the loan terms, with $8,062 expensed for this period. There was no amortization in the prior year's same period.

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

Sales

Inventory, whether acquired by purchase or through services, is resold to oil and construction customers. No sales were made during the period.

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

In January, 1999, the Company issued debt and 850,000 shares of its authorized but previously unissued shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corporation. That corporation, now a wholly owned subsidiary, was intended to be the owner and lessor of the consolidated entities' operating equipment. The transaction was accounted for under the purchase method. As of the statement date, operations in this entity have been transferred to another subsidiary.

On November 24, 1999, P&A Remediation LLC, an Oklahoma Limited Liability Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma. See also Note 5. As of the statement date, operations in this entity have ceased.

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

There are no contingent rentals, subleases or related party leases of equipment.

Leases for some physical facilities are on a month-to-month basis. Two facilities are occupied under long-term leases. Future lease commitments are:
Years Ending
June 30	Amount
2002	$ 9,900
2003	10,000
Total	$ 19,900

Total equipment rental expense for the period was $4,857 and $21,695 for the prior year's same period.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There are a few small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.

NOTE 6 - PROVEN DEVELOPED OIL RESERVES

The Company owns, through a subsidiary, proven developed oil reserves on 2300 acres in west Texas. Valuation at the time of acquisition was based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $21.00 per barrel, and the current price of oil is $21.00 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.

In December 2001, the Company acquired, through a subsidiary, producing working interests in wells in Archer County, Texas by issuing a promissory note for $24,000.

NOTE 7 - INCOME TAXES

Starting in 1998, the Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:
Fiscal Period December 31, 2001	$ 84,243
Prior Years	447,875
Gross deferred tax asset	$ 532,088

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

In December, 2001, the Company issued a $24,000 note, at 9% interest, both interest and principal maturing in December, 2004, for the purchase of producing oil working interests.

In October, 2001, the Company issued a $15,000 promissory note, at 10% interest, both principal and interest maturing in October, 2003, for funds to acquire equipment.

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

Maturities of long term debt are as follows:
Year Ending
June 30	Amount
2002	$ 32,148
2003	299,114
2004	420,362
2005	33,848
Total	$ 785,472

Short Term Notes Payable

Between November, 1999 and June, 2001, the Company issued short term promissory notes totaling $ 409,291 for working capital needs.

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

BASIC TECHNOLOGIES, INC.
Table of Reportable Segments
For the six months ended December 31, 2001
	Oil & Gas Production	Environmental Remediation	Equipment Leasing	Internet & E-Business	Eliminations
						Consolidated
Sales to Unaffiliated Customers	$ 4,254	$ 0	$ 0	$ 172,563	$ 0	$ 176,817
Inter-Segment Sales	0	0	0	0	0	0
Total Sales	$ 4,254	0	0	172,563	0	176,817
Operating Income (Loss)	$ 2,149	(20,594)	(34,944)	(97,874)	0	(151,263)
Corporate Expenses						(102,924)
Total Operating Income (Loss)						(254,187)
Depreciation & Amortization	$ 0	2,996	13,046	24,001	0	40,043
Corporate Expenses						6,759
Total Depreciation & Amortization						46,802
Interest Revenue (Not Allocated to Segments)						2,369
Interest Expense	$ 0	11,858	5,384	1,614	0	18,856
Corporate Expenses						31,558
Total Interest Expense						50,414
Segment Assets	$ 3,735,000	294,775	0	736,389	0	4,766,164
General Corporate Assets						866,263
Total Assets						5,632,427
Expenditures for Segment Assets	$ 24,000	$ 15,000	$ 0	$ 311	$ 0	$ 39,311
Expenditures for Segment Fixed Assets	$ 0	$ 15,000	$ 0	$ 311	$ 0	$ 15,311
Corporate Assets						0
Total Expenditures for Fixed						15,311

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Table of Reportable Segments
For the six months ended December 31, 2000
	Oil & Gas Production	Environmental Remediation	Equipment Leasing	Internet & E-Business	Elimin- ations	Consoli- dated
Sales to Unaffiliated Customers	$ 1,345	$ 0	$ 0	$ 213,988	$ 0	$ 215,333
Inter-Segment Sales	0	0	0	0	0	0
Total Sales	$ 1,345	0	0	213,988	0	215,333
Operating Income (Loss)	$ (914)	(42,756)	(50,913)	(78,909)		(173,492)
Corporate Expenses						(141,159)
Total Operating Income (Loss)						(314,651)
Depreciation & Amortization	$ 0	1,217	49,610	28,507	0	79,334
Corporate Expenses						278
Total Depreciation & Amortization						79,612
Interest Revenue (Not Allocated to Segments)						190
Interest Expense	$ 0	11,931	3,821	1,702	0	17,454
Corporate Expenses						20,562
Total Interest Expense						38,016
Segment Assets	$ 3,711,000	385,022	1,152,291	772,452	(247,676)	5,773,089
General Corporate Assets						672,387
Total Assets						6,445,476
Expenditures for Segment Assets	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

ITEM 2.	Management's discussion and analysis of Financial Condition and results of Operations
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
Basic Technologies, Inc.
Date: February 22, 2002	Signature:	/s/ Gary L. Brown Gary L. Brown President and Chief Executive Officer
