Form 10QSB
period 2002-03-31
BASIC TECHNOLOGIES INC
filed 2002-05-28
CIK 1061354

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2002

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

     BASIC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1446622 (I.R.S. Employer Identification No.)

1420 Westbrook Drive
                  Sarasota, Florida  34231
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 928-5110

__________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X      No

As of May 15, 2002, there were 11,548,356 shares of the issuer's Common Stock outstanding.

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

BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets
	March 31, 2002	March 31, 2001
ASSETS
CURRENT ASSETS
Cash (Deficit)	$ (2,499)	$ 18,324
Accounts Receivable-Net	41,868	116,858
Inventories	46,224	67,563
Prepaid Expenses	0	3,089
Deferred Tax Asset	134,354	378,955
TOTAL CURRENT ASSETS	$ 219,947	$ 584,789
FIXED ASSETS
Equipment	$ 422,932	$ 1,419,518
Land and Buildings	9,974	13,088
	432,906	1,432,606
Less: Accumulated Depreciation	$ (121,895)	$ (211,419)
TOTAL FIXED ASSETS	$ 311,011	$ 1,221,187
OTHER ASSETS
Certificate of Deposit	$ 115,362	$ 111,718
Capitalized Loan Fees	41,781	0
Deposits	0	760
Organization Costs-Net	375	825
Proved Developed Oil Reserves	3,735,000	3,711,000
Acquisition Goodwill-Net	814,430	848,370
Deferred Tax Asset	546,628	0
TOTAL OTHER ASSETS	$ 5,253,576	$ 4,672,673
TOTAL ASSETS	$ 5,784,534	$ 6,478,649

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets
	March 31, 2002	March 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short Term Notes Payable	$ 150,148	$ 345,935
Accounts Payable	259,930	270,195
Accrued Taxes and Interest Payable	178,547	104,303
Current Portion of Long Term Debt	50,115	66,814
TOTAL CURRENT LIABILITIES	$ 638,740	$ 787,247
LONG TERM LIABILITIES
Accrued Interest Payable	$ 49,707	$ 16,190
Deferred Tax Liability	1,441,963	223,069
Payables-Shareholders	600,091	535,294
Capital Lease Payable	32,871	32,871
Long Term Notes and Obligations	748,096	474,952
Less: Current Maturities	(50,115)	(66,814)
TOTAL LONG TERM LIABILITIES	$ 2,822,613	$1,216,282
TOTAL LIABILITIES	$ 3,461,353	$2,003,529
STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value, 100,000,000 shares authorized and 8,798,356 and 7,845,555 shares respectively, issued and outstanding	$ 88	$ 78
Preferred Stock, $.00001 par value, 10,000,000 shares authorized and no shares issued and outstanding	0	0
Paid in Capital	4,872,173	5,210,157
Stock Subscriptions	41,750	500
Retained Earnings (Deficit)	(2,590,830)	(735,615)
TOTAL STOCKHOLDERS' EQUITY	$ 2,323,181	$ 4,475,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,784,534	$ 6,478,649

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Income
For the Nine Months Ended
	March 31, 2002	March 31, 2001
REVENUES	$ 241,072	$ 241,072
COST OF SALES	4,522	5,732
GROSS PROFIT	$ 236,550	$ 323,945
OPERATING EXPENSES
Selling, General and Administrative Expenses	806,070	568,041
Interest	73,731	59,372
Amortization	22,960	34,269
Depreciation	36,176	85,935
Bad Debt Expense	8,743	0
TOTAL EXPENSES	$ 947,680	$ 747,617
NET INCOME (LOSS) FROM OPERATIONS	$ (711,130)	$ (423,672)
OTHER INCOME (EXPENSE)
(Loss) - Asset Sale	$ (1,018)	$ 0
Gain - Debt / Lawsuit Settlement	23,222	4,248
Interest Income	3,229	1,637
TOTAL OTHER INCOME (EXPENSE)	25,433	5,885
NET INCOME (LOSS) BEFORE TAXES	$ (685,697)	$ (417,787)
DEFERRED TAX BENEFIT	233,137	142,048
NET INCOME (LOSS)	$ (452,560)	$ (275,739)
Beginning Retained Earnings (Deficit)	(919,376)	(459,876)
Prior Period Adjustment	(1,218,894)	0
ENDING RETAINED EARNINGS (DEFICIT)	$(2,590,830)	$ (735,615)
EARNINGS PER SHARE
Income (Loss) for Common Stockholders	$ (0.05)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended March 31, 2002 and March 31, 2001
	March 31, 2002	March 31, 2001
COMMON STOCK
Balance at Beginning of Period	$ 78	$ 77
Issuance of shares of stock for expenses/debt	18	1
Cancellation of Treasury Stock Shares	(8)	0
Balance at End of Period	$ 88	$ 78
STOCK SUBSCRIPTIONS
Balance at Beginning of Period	$ 500	$ 28,500
Subscriptions Received	94,184	16,000
Stock Issued	(52,934)	(44,000)
Balance at End of Period	$ 41,750	$ 500
PAID IN CAPITAL
Balance at Beginning of Period	$ 5,258,105	$ 5,162,408
Proceeds in Excess of Par Value of Common Stock Issued for Expenses / Debts	382,210	47,749
Cancellation of Treasury Stock Shares	(768,142)	0
Balance at End of Period	$ 4,872,173	$ 5,210,157
TREASURY STOCK
Balance at Beginning of Period	$ (768,150)	$ 0
Cancellation of Treasury Stock Shares	768,150	0
Balance at End of Period	$ 0	$ 0
RETAINED EARNINGS (DEFICIT)
Balance at Beginning of Year	$ (919,376)	$ (459,876)
Prior Period Adjustment - Deferred Tax Expense	(1,218,894)	0
Net Loss for Period	(452,560)	(275,739)
Balance at End of Period	$ (2,590,830)	$ (735,615)
TOTAL STOCKHOLDERS' EQUITY	$ 2,323,181	$ 4,475,120

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (452,560)	$ (275,739)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss - Asset Sale	1,018	0
Gain - Note / Lawsuit Settlement	(23,222)	(4,248)
Depreciation / Amortization / Loan Fees	67,605	120,204
Increase in Accounts Receivable	(8,534)	(7,976)
Decrease in Inventories	0	3,340
Increase in Deferred Tax Asset (net)	(233,137)	(142,048)
Increase in Accounts Payable / Accrued Liabilities	111,345	92,160
Increase in Prepaid Expenses	0	(3,089)
(Decrease) / Increase in Deposits	(760)	5,104
Increase in Bad Debt Reserve / Expense	8,743	0
Expenses Paid With Stock	365,383	1,750
NET CASH USED BY OPERATING ACTIVITIES	$ (164,119)	$ (210,542)
NET CASH USED BY INVESTING ACTIVITIES
Proceeds - Sale of Fixed Assets	$ 15,000	$ 0
Purchase of Fixed Assets	(18,426)	(17,794)
NET CASH USED BY INVESTING ACTIVITIES	$ (3,426)	$ (17,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Lawsuit Settlement	$ 18,160	$ 0
Stock Subscriptions Received	1,232	0
Proceeds From Sale of Common Stock	0	16,000
Principal Payments on Bank and Other Notes	(16,047)	(50,096)
Proceeds of Notes Payable	90,000	160,000
Proceeds of Shareholder Loans	69,019	98,414
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 162,364	$ 224,318
NET DECREASE IN CASH	$ (5,181)	$ (4,018)
CASH AT BEGINNING OF PERIODS	2,682	22,342
CASH AT END OF PERIODS (Deficit)	$ (2,499)	$ 18,324

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and March 31, 2001

Note 1 - Nature Of Activities And Significant Accounting Policies

Nature of Activities and Basis of Accounting

The Company, a Corporation, is engaged in the diversified operations of oil field services and equipment leasing in Texas; development of oil and gas ventures and related interests; and as an internet service provider and e-business consultant in Hawaii, with its corporate headquarters located in Lewisville, Texas. The Company incorporated in the state of Colorado on January 21, 1998 and its fiscal year end is June 30.

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Consolidation

The Company was formed as a parent holding company to operate through subsidiaries. The financial statements consolidate the activities of the parent along with:

Founders Industries, Inc., a Nevada corporation
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

Accounts Receivable

Bad debt expense is recognized by use of the allowance method, with additions to the allowance and expense for this period, and total bad debt expense of $8,743. There were no additions or bad debt expense in the prior year's same period. There are no significant concentrations of credit risk.

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

Intangibles

Amortization of Organization Costs is calculated over 60 months. Goodwill, created from the purchase of Cyber Cities Technologies, Inc. has been amortized over 20 years, up to December 31, 2001.

Effective January 1, 2002, under the new rules concerning the purchase method of accounting for acquisitions, acquisition goodwill is not longer amortized. Pursuant to this, the Company will perform an analysis of the acquisition goodwill at the end of the fiscal year. If its value is impaired to any extent, the rules require a write-off of the impaired portion.

Capitalized Loan Fees

$50,250 in fees were paid to certain noteholders to extend repayment terms, through the issuance or subscription for common stock. Fees are amortized over the loan terms, with $8,469 expensed for this period. There was no amortization in the prior year's same period.

Income Taxes

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

Deferred Tax Liability

The Company previously made acquisitions of companies, accounting for these transactions using the "purchase" method of accounting. This requires the acquisition to be accounted for at the fair value of the assets received or given up, whichever is more readily available. Further, this transaction caused a Deferred Tax Liability to be booked, due to the difference between the book basis and tax basis of the assets received.

Common Stock

The Company's common stock is stated at par value ($.00001) and the paid in capital represents the difference between the fair value of the assets received and the common stock at par value. There are no provisions for conversion rights, redemption requirements or unusual voting rights.

During the period, 850,000 shares of common stock held in treasury for resale was cancelled by the Company.

Revenues

Services

The Company sells services as an Internet service provider and consultant in Hawaii.

Revenue from oil field services and leasing comes from providing equipment, with or without operators, to oil lease operating companies.

Sales

Inventory, whether acquired by purchase or through services, is resold to oil and construction customers. No sales were made during the period.

Revenues of $4,254 have been earned from oil and gas production during the fiscal period and $1,345 was earned for the prior year's same period.

Interest

Interest expensed for the period is $73,731 and $59,372 for the prior year's same period. No interest has been capitalized.

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

The valuation of oil and gas reserves is based on the market price of oil. At the time of the valuation, the price used was $15/bbl. The price of oil at the balance sheet date was $24.00 per barrel, and the current price of oil is $25.00; however, the reserves are not to be revalued in excess of their original valuation.

A related deferred tax liability of $1,218,894, correcting the period of the acquisition, has been recorded in this period, representing the difference between the book basis and the tax basis of the assets received.

In October 1998, the Company formed a Limited Liability Company (P & A Remediation, LLC) with the intention of developing environmental remediation in oil and gas fields. As of the statement date, operations in this entity have been transferred to another subsidiary.

In January, 1999, the Company issued debt and 850,000 restricted shares of voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corporation. That corporation, now a wholly owned subsidiary, was intended to be the owner and lessor of the consolidated entities' operating equipment. The transaction was accounted for under the purchase method. As of the statement date, operations in this entity have been transferred to another subsidiary.

On November 24, 1999, P&A Remediation LLC, an Oklahoma Limited Liability Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma. As of the statement date, operations in this entity have ceased.

Effective January 1, 2000, the Company issued 979,232 restricted shares of voting common stock in exchange for all of the assets and operations, subject to certain liabilities, of Cyber City Honolulu, Inc., a Hawaii corporation. The assets and liabilities were then transferred into a newly formed, wholly owned Hawaii corporation, Cyber Cities Technologies, Inc. The acquisition was accounted for using the "purchase" method of accounting. The predecessor and successor companies are a regional Internet service provider and Internet web page hosting service. The Company recognized goodwill in the amount of $681,848. A related deferred tax liability of $223,069 was recognized, which increased the acquisition goodwill to $904,917.

On November 27, 2001, a Texas limited liability company, Oilfieldjunk.com, LLC, was formed as a wholly owned subsidiary for the purpose of continuing the suspended operations of other previously noted subsidiaries.

On December 31, 2001, Founders Industries, Inc., was formed in Nevada. The purpose of creating it was to effect a tax-free reorganization pursuant to the provision of Sections 351, 355, and 368 of the Internal Revenue Code, and to transfer all of the assets, liabilities, and operations of the Company and its subsidiary companies to Founders solely in exchange for Founders' stock.

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

Operating Leases

One subsidiary, which operates as an Internet service provider, leased certain computer/communication equipment. Rental payments due under existing leases are $822 for balance of the year ended June 30, 2002. Total equipment rental expense for the period was $6,947 and $10,926 for the prior year's same period.

There are no contingent rentals, subleases or related party leases of equipment.

Leases for some physical facilities are on a month-to-month basis. Two facilities are occupied under long-term leases. Future lease commitments are:

Years Ending June 30	Amount
2002	$ 6,482
2003	9,782
Total	$ 16,264

Note 5 - Commitments And Contingencies

There are a few small lawsuits over disputed open commercial accounts. The full potential cost is included in accounts payable.

Note 6 - Proven Developed Oil Reserves

The Company owns, through a subsidiary, proven developed oil reserves on 2300 acres in west Texas. Valuation at the time of acquisition was based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. The price of oil at the statement date was $24.00 per barrel, and the current price of oil is $25.00 per barrel, but the reserves are not to be revalued. Recoverable oil reserves are estimated to be 880,000 barrels. See also Note 2 above.

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

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

Fiscal Period March 31, 2002	$ 233,137
Prior Years	447,875
Gross deferred tax asset	$ 680,982

The deferred tax benefit has been allocated between current and long term assets.

The Company has also recorded a deferred tax liability for the difference between book bases and tax bases for the prior acquisitions of Cyber Cities Technologies, Inc., and Yankee Development Corporation.

             Deferred tax liability                           $1,441,963

Note 8 - Segment Reporting

The Company has adopted SFAS No. 131, and uses the Management approach to determine and disclose reportable segment information. The Company's reportable business segments are based upon distinctive types of activities or services: oil field service and leasing; oil and gas production; and Internet and e-business services. A full description of these segments is included in Note 1. All segments operate within the United States. These segments are a change from prior periods.

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

Maturities of long term debt are as follows:

Year Ending June 30	Amount
2002	$ 20,142
2003	273,744
2004	420,362
2005	33,848
Total	$ 748,096

Short Term Notes Payable

Between November, 1999 and June, 2001, the Company issued short term promissory notes totaling $409,291 for working capital needs.

Interest rates varied from 10% to 12%, payable monthly on some notes, and at maturity on others. Some notes were secured by equipment and contract proceeds. Maturities varied, and renewal and extension provisions were available.

Certain short-term notes were converted to long-term maturities.

Note 12 - Related Party Transactions

Open account cash advances have been made by various shareholders. As of the financial statement date, no promissory notes, interest rates or repayment schedules have been set. Interest is scheduled to begin accruing on July 1, 2002. The balances are classified as long term obligations.

Note 13 - Exercise Of Stock Options

During the last quarter of 2001, stock options were granted to certain officers and directors for services rendered from July 1, 1998 through the current fiscal year. This was done pursuant to an incentive stock option plan adopted previously by the shareholders of the Company. All options were exercised in January 2002. The options were authorized, exercised, and accounted for under the "intrinsic value method". Compensation, as stated below, was recorded based upon the excess of the stock's market value on the exercise date over the option price :

Officer Compensation	$ 189,959
Directors Fees	34,493

In January 2002, options granted in 2001 to an unrelated company for financial, merger, and acquisition services were exercised. Consulting fee expense of $124,925 was recorded, based upon the excess of the fair market value on the exercise date over the option price.

No difference in timing between the income tax deduction and the recording of expenses is anticipated. Accordingly, no effect on deferred taxes has been recorded.

Note 14 - Dividends Declared

The Board of Directors has declared a dividend to the Company shareholders of record on February 8, 2002, to be in the form of all 8,198,356 Shares of Founders Industries, Inc. (wholly owned subsidiary) common stock owned by the Company. The shares will be distributed by means of a Shareholder Trust on a pro-rata basis, as soon as the registration of Founders Industries, Inc. shares with the SEC and NASD is completed. This will have the effect of splitting off all of the Company's subsidiaries and current consolidated operations.

Note 15 - Supplemental Disclosures-Statement Of Cash Flows

Operating activities reflect interest paid of $45,139 for the current period and $53,253 for the prior fiscal year's period. Liabilities of $24,702 were retired through the issuance of common stock. $2,000 was retired in the prior fiscal year's period.

Note 16 - Comprehensive Income

The Company had no elements of comprehensive income during the period.

BASIC TECHNOLOGIES, INC.
Table of Reportable Segments
For the Nine Months Ended March 31, 2002
	Oil & Gas Production	Oil Field Service & Equipment Leasing	Internet & E-Business	Eliminations	Consolidated
Sales to Unaffiliated Customers	$ 4,254	$ 4,480	$ 232,338	$ 0	$ 241,072
Inter-Segment Sales	0	0	0	0	0
Total Sales	$ 4,254	4,480	232,338	0	241,072
Operating Income (Loss)	$ 1,279	(75,430)	(152,819)	0	(226,970)
Corporate Expenses					(484,160)
Total Operating Income (Loss)					(711,130)
Depreciation & Amortization	$ 0	24,307	27,479	0	51,786
Corporate Expenses					7,350
Total Depreciation & Amortization					59,136
Interest Revenue (Not Allocated to Segments)					3,229
Interest Expense	$ 0	27,609	4,038	0	31,647
Corporate Expenses					42,084
Total Interest Expense					73,731
Segment Assets	$ 3,735,000	270,068	722,011	0	4,727,079
General Corporate Assets					1,057,455
Total Assets					5,784,534
Expenditures for Segment Assets	$ 24,000	$ 15,000	$ 3,157	$ 0	$ 42,157
Expenditures for Segment Fixed Assets	$ 0	$ 15,000	$ 3,157	$ 0	$ 18,157
Corporate Assets					0
Total Expenditures for Fixed					18,157

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Table of Reportable Segments
For the Nine Months Ended March 31, 2001
	Oil & Gas Production	Environmental Remediation	Equipment Leasing	Internet & E-Business	Elimin- ations	Consoli- dated
Sales to Unaffiliated Customers	$ 1,345	$ 4,000	$ 1,527	$ 322,805	$ 0	$ 329,677
Inter-Segment Sales	0	0	0	0	0	0
Total Sales	$ 1,345	4,000	1,527	322,805	0	329,677
Operating Income (Loss)	$ (94)	(47,687)	(77,824)	(54,318)		(179,923)
Corporate Expenses						(243,749)
Total Operating Income (Loss)						(423,672)
Depreciation & Amortization	$ 0	1,450	74,416	43,547	0	119,413
Corporate Expenses						791
Total Depreciation & Amortization						120,204
Interest Revenue (Not Allocated to Segments)						1,637
Interest Expense	$ 0	16,559	4,925	5,363	0	26,847
Corporate Expenses						32,525
Total Interest Expense						59,372
Segment Assets	$3,711,000	387,772	1,127,486	774,030	(215,222)	5,785,066
General Corporate Assets						693,583
Total Assets						6,478,649
Expenditures for Segment Assets	$ 0	$ 0	$ 0	$ 14,860	$ 0	$ 14,680

The accompanying notes are an integral part of these financial statements.

ITEM 2.	Management's discussion and analysis of Financial Condition and results of Operations
(a)	Plan of Operation for the Next Twelve Months

           The Company currently serves as a holding company for one wholly-owned corporate subsidiary, Founders Industries, Inc.

           Founders Industries, Inc., serves as a holding company for three wholly-owned corporate subsidiaries; Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and three limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); P & A Remediation, LLC, an Oklahoma limited liability company (hereafter PAR Oklahoma); and Oilfieldjunk.com LLC. a Texas limited liability company. PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'. Yankee owns a working interest in proven developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets.

           P & A Remediation (Texas), LLC., ceased operations in November 2001. P & A Remediation (Oklahoma), LLC., ceased operations in July 2001. Simpco, Inc., ceased operations in October 2001.

           Yankee Development Corporation owns assets, but has done minimal business to date.

           From its rented north Texas yard, through Oilfieldjunk.com, the Company intends to perform services ancillary to environmental remediation and salvage operations for the oil industry; and to market and sell construction materials, pipe / steel tubulars, and used oil field equipment obtained from salvage operations (or acquired for resale) on the secondary wholesale business market. From its base of operations, the Company intends to expand into the internet using "oilfieldjunk.com", as a world-wide market place for used oil field equipment and tubulars.

           Subject to securing the necessary equity infusion or long term financing, Company management hopes to establish day to day operations in its rented Olney, Texas, yard location. In November 2001, the Company formed Oilfieldjunk.com LLC., a Texas limited liability company, to attempt to assimilate the potentials for operations of the Company's previous operations in the oilfield tubular and secondary market for oilfield equipment business. A new month to month agreement was reached with the owner of the Olney, Texas, yard and with such, the Company will house the Company's threading equipment, there to attempt to establish an operating pipe threading and testing facility.

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

           The Company hopes to develop a continuing plan for internal growth of the existing markets of its internet subsidiary, CCTech, which services the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. Currently doing business and maintaining offices on the islands of Oahu and Maui, CCTech has the capability to provide computer and internet commerce consultation services to businesses outside of its current market. The development of a nationwide marketing plan of a 'business to business' division is being planned. It is contingent upon the Company securing financing necessary to re-align and reorganize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. This expansion will allow CCTech to be the only regional statewide ISP in the market. Once in place and operating, a long term plan for nationwide internet service will need to be implemented. A review of the market position of CCTech, and the market opportunities available to the Company is currently in process by Company management. Historically, CCTech has not performed to Company expectations, and the continued operations of the subsidiary are subject to a reversal of a negative trending in its operating cash flow. The Company is seeking an acquisition or combination candidate for operations, and such an acquisition or combination may potentially require additional operating capital. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

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

           The Company expects to meet our capital needs for the next 3 months with operating cash flow, current cash and receivables balances, and proceeds of to be negotiated operating financing with various market sources. Operating beyond 3 months, or to make any significant expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. The Company does not anticipate any out of budget operational shortfalls in the coming fiscal year. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the newly created environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

           Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions, working capital, capital expenditures, and interest expense.

           As of March 31, 2002, the Company had approximately $115,300 in cash and certificates of deposit and $52, 300 in current receivables.

           The Company also has significant debt service requirements. At March 31, 2002, our interest-bearing liabilities were $980,000 and the expected annual interest expense associated with it is approximately $50,000. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

Forward Looking Statements

           The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation (1) general economic and business conditions, (2) ability to cost effectively integrate multiple technologies, (3) effect of future competition, and (4) failure to raise needed capital. All of our forward-looking statements are qualified by this cautionary statement. We do not undertake to revise any of these statements to reflect changes that may occur that might effect the bases upon which these statements are made.

Overview

           The Company serves as a holding company for one wholly owned subsidiary, Founders Industries, Inc., that serves as a holding company for three wholly-owned corporate subsidiaries and three wholly owned limited liability companies: Yankee; Simpco; CCTech; PAR Texas; PAR Oklahoma; and Oilfieldjunk.com. PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'.

           The Company created PAR Texas in October 1998 to take advantage of the environmental remediation (oil well plugging) opportunities available in central west Texas and in north Texas. In February 1999, the Company acquired Simpco, Inc., a Texas corporation, in a stock for stock exchange with the then mid-level management of P & A Remediation. With a parallel and complementary operation intended, in November 1999, the Company created PAR Oklahoma to take advantage of the environmental remediation (oil well plugging) opportunities in northeast Oklahoma. Due to conflicts with mid-level management in control of actual day to day operations of P & A Remediation, and what the Company deemed factual misrepresentations of potentials for revenue, and status of acquired equipment titled in Simpco, Inc., the operations of both subsidiaries were discontinued and the employees and subcontractors were fired for cause. Litigation between the Company and the then mid-level day to day management was instituted in three lawsuits, which have subsequently (August 2001) been mediated to dismissal with prejudice.

           The Company created Oilfieldjunk.com in November 2001 to take advantage of the potential for operations in the oilfield tubular and secondary market for oilfield equipment business. The Company intends to house the Company's heavy duty pipe and oil well tubing threading equipment in its rented Olney, Texas, yard to attempt to establish a full scale pipe threading and testing facility. Company management is of the opinion that a significant portion of the pipe testing market in north Texas may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be previously identified potential competitors of the Company's previous operations in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for services of the Company's pipe testing and threading services.

           Pipe threading and testing revenue figures assume a successful meeting of the expansion funding requirements, and that operations are instituted as planned by Company management. There is no assurance as to if, or when, Company operations may be instituted to day to day operations in any field related to the environmental remediation / salvage, or secondary market sales of oilfield related equipment or pipe (tubulars) inventory business.

           With regard to the oil services subsidiary (Oilfieldjunk.com LLC.), there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, or on our internal and external sources of liquidity. Likewise, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the potential net sales or revenues or income from the Company's re-entry into previously suspended plugging and remediation operations. There are no unforeseen significant elements of income or loss that may arise from the Company's re-entry into previously suspended operations. There are no seasonal aspects that may have a material effect on the financial condition or results of suspended operations.

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

           The Company has a significant stock investment in its internet subsidiary, CCTech, and intends to develop a plan for internal growth of its existing markets. With an effective January 1, 2000, acquisition by the Company, the subsidiary has a stated purpose to provide services to the consumers of the State of Hawaii with high speed Internet Access for residence and business uses. With operations currently on the islands of Oahu and Maui, CCTech has not performed to the expectations of the Company, and has operated at a relative breakeven position in comparison to its fiscal operations prior to acquisition by the Company. An expansion of its core business, by acquisition or combination with a similarly situated ISP operation is sought by management to increase operating revenues, while combining or reducing commensurate operating expenses. This core business model is planned to be the foundation for the development of a nationwide marketing plan of a 'business to business' division. This expansion of the current operations to include statewide operations and expanded broadband capabilities to handle DSL customers is considered critical to continued success in the regional internet service provider's operations. This expansion is contingent upon the Company securing financing necessary to re-align and re-organize Company infrastructure to expand its core business to the islands of Kauai and the Big Island of Hawaii. There can be no assurance that the Company can successfully secure financing necessary to make the expansion to state-wide operations, that the market available for the core business will continue, that the Company will be able to get new customers in newly opened markets, that the Company will have the resources to provide services if such markets are opened, and if it will be able to operate them profitably.

          The expansion of the Company's core business of dialup and DSL service to previously unserved markets could have a profound effect on the internet subsidiary's bottom line. A significant market share and volume increase in operating revenue could require only incremental increases in operating costs of the core infrastructure of the subsidiary's Honolulu based main operations center. The reconfiguring and re-allocation of the subsidiary's infrastructure will allow the expansion of the nationwide 'business to business' portal and to allow the expansion of local business broad band development.

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

Spin-Off and Change in Control

           Effective December 13, 2001, the Company entered into a previously announced Letter of Understanding with Gary Brown pursuant to which it agreed to spin-off its existing subsidiaries through the formation of a new holding company, Founders' Industries, Inc., which was formed for that purpose. The announced record date for the spin-off of Founders Industries is February 8, 2002. Pending completion of the spin-off, the existing operations of the Company have been operating through Founders Industries as a wholly-owned subsidiary and are reported for the period covered by this Report on a consolidated basis.

            Effective May 1, 2002, four of the seven members of the Company's Board of Directors voluntarily resigned their positions. Those resigning directors were Bryan Walker, Laura Walker, Richard Smith and Derek Smith. The resignations were not the result of any disagreement concerning the policies or practices of the Company. As a result of the resignations, the remaining directors are Gary Brown, Steve Jesson and William Chastain. The Board has no commitments, arrangements or plans to fill the vacancies on the Board resulting from those resignations. The resigning directors continue to serve in their respective capacities as officers and directors of Founders Industries.

PART II    OTHER INFORMATION

Item 1.     Pending Legal Proceedings

       Company management does not know of any legal proceedings to which the Company or its subsidiaries are parties or to which the property of any of such companies is the subject which are pending, threatened or contemplated, or of any unsatisfied judgments against the Company or its subsidiaries except as described below.

       PAR Texas has ceased operations, and with current trade accounts payable of approximately $47,000 is involved in some disputes on open accounts, a number of which have resulted in suits on sworn account being filed in four counties in the State of Texas. In each matter, PAR Texas has responded to the action by the Movant with denial of their statements and claims against the company and made other contacts to attempt a negotiated resolution. Each of the matters has either been brought to judgment or is being negotiated for a settlement as of the date hereof. The disputed account balances total less than $30,000 and management does not believe the disputes are likely to have a material adverse effect on the Company's financial condition. The Company has accrued what it believes to be amounts sufficient to properly reflect its liabilities in these cases.

       In August of 2000, three lawsuits were filed in Federal and state courts in Texas and Oklahoma, with the Company opposing the former owners of Simpco, as well as former employees. All three matters were resolved in a mediated global settlement agreement in August of 2001. The three lawsuits have been dismissed with prejudice to re-filing the same, though the actual settlement and return of many of the Company's assets have not been completed as of March 31, 2002. Company management intends to vigorously pursue the return of the Company's equipment as mutually agreed in the arbitrated settlement agreement between the parties.

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

        (f) Company shareholders previously approved an incentive stock option plan, but until 2001 no options had been granted. During October of 2001, for the year ending June 30, 1999, the Company granted stock options exercisable at $.0001 per share, totalling 60,000 shares as consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For the year ending June 30, 1999, the Company granted stock options exercisable at $.0001 per share, totalling 30,000 shares as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company granted stock options exercisable at $.0001 per share, totalling 100,000 shares, per year, as additional consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company granted stock options exercisable at $.0001 per share, totalling 75,000 shares, per year, as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For the year ending June 30, 2002, the Company granted stock options exercisable at $.0001 per share proportionate to the amount of time served in office, totalling 100,000 and 75,000 shares respectively to Bryan L. Walker and Richard C. Smith as consideration for their services acting as Chief Executive and Chief Financial Officers of the Company. The option exercise date was January 3, 2002, and all options were exercised.

        (g) During October of 2001, pursuant to a previously approved directors stock option plan for the years ending June 30, 1999; June 30, 2000; June 30, 2001; and June 30, 2002; the Company granted stock options exercisable at $.0001 per share proportionate to the amount of time served in office, totalling 10,000 shares per fiscal year, to the non-salaried members of the Board of Directors, as consideration for their services acting as Directors of the Company. Michael Bacon is the only Director that has been paid an executive salary and was not offered the option. The option exercise date was January 3, 2002, and all options were exercised.

        (h) During December of 2001, for and in consideration of the introduction of, and the successful negotiation of, a 'Letter Of Understanding For Corporate Redirection' with an investment group led by Gary L. Brown, the Company authorized stock options exercisable at $.0001 per share, totalling 250,000 shares, for the services of Bryan L. Walker and Richard C. Smith (acting for the Company); and stock options exercisable at $.0001 per share, totalling 250,000 shares, for the services of Kent Brandt (acting for American Merger Consultants). The options were exercised on January 3, 2002.

       (i) During December of 2001, the Company issued 24,702 shares of restricted common stock for the payment of certain fees and debts of the Company.

       (j) On February 20, 2002, the Company issued 1,000,000 shares of restricted common stock each to Gary Brown and Steve Jesson. The shares were issued under the previously announced Letter of Understanding and are subject to certain performance milestones being achieved.

       (k) On February 20, 2002, the Company issued to American Merger Consultants, Inc. 500,000 shares of restricted common stock for services rendered in connection with the Letter of Understanding.

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

       None.

       There were no reports on Form 8-K filed during the period covered by this filing.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Basic Technologies, Inc.
Date: May 28, 2002	Signature:	/s/Gary L. Brown Gary L. Brown President and Chief Executive Officer