Form 10QSB/A
period 2001-09-30
BASIC TECHNOLOGIES INC
filed 2002-07-30
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB/A-1


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


7318 Point of Rocks Road
           Sarasota, Florida 34242
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 928-5110


__________________________________

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

(1) Yes [x] No[ ] (2) Yes [x] No [ ]

BASIC TECHNOLOGIES, INC.


FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


TABLE OF CONTENTS

PART I FINANCIAL INFORMATION...........................................3

Item 1. Financial Statements
                Consolidated Balance Sheets

        September 30, 2001 and September 30, 2000 (Unaudited).........F1

        Consolidated Statements of Income (Loss)
        Three Months Ended September 30, 2001, and
        September 30, 2000 (Unaudited)................................F3

        Consolidated Statements of Changes in
        Stockholders' Equity (Deficit) September 30, 2001, and
        September 30, 2000 (Unaudited)................................F4

        Consolidated Statements of Cash Flows
        Three months Ended September 30, 2001, and
        September 30, 2000 (Unaudited)................................F5

        Notes & Schedules to Consolidated Financial Statements
        (Unaudited)...................................................F6

Item 2. Management's Discussion and Analysis or Plan of Operation

        (a) Plan of Operation For The Next Twelve
            Months.....................................................3

        (b) Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................7

PART II OTHER INFORMATION

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

BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets

	September 30,	September 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$ 0	$25,893
Accounts Receivable-Net	41,237	102,077
Inventories	46,224	70,903
Prepaid Expenses	689	6,650
Deferred Tax Asset	134,354	290,993
TOTAL CURRENT ASSETS	$ 222,504	$ 496,516
FIXED ASSETS
Equipment	$ 424,728	$1,404,838
Land and Buildings	9,974	9,974
	434,702	1,414,812
Less: Accumulated Depreciation	$ (101,332)	$ (153,867)
TOTAL FIXED ASSETS	$ 333,370	$1,260,945

OTHER ASSETS
Certificate of Deposit	$ 113,461	$ 0
Capitalized Loan Fees	28,219	0
Deposits	760	3,376
Organization Costs-Net	599	1,050
Proved Developed Oil Reserves	3,711,000	3,711,000
Acquisition Goodwill-Net	825,74	870,984
Deferred Tax Asset	360,215	0
TOTAL OTHER ASSETS	$5,039,996	$4,586,410
TOTAL ASSETS	$5,595,870	$6,343,871

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Balance Sheets


	September 30,	September 30,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Deficit	$ 8,316	$ 0
Short Term Notes Payable	116,697	401,259
Accounts Payable	252,124	227,886
Accrued Taxes and Interest Payable	152,094	58,360
Current Portion of Long Term Debt	45,390	68,998
TOTAL CURRENT LIABILITIES	$ 574,621	$ 756,503
LONG TERM LIABILITIES
Accrued Interest Payable	$33,264	$ 0
Deferred Tax Liability	223,069	223,069
Payables-Shareholders	585,374	463,104
Capital Lease Payable	32,871	32,871
Long Term Notes and Obligations	679,353	305,203
Less: Current Maturities	(45,390)	(68,998)
TOTAL LONG TERM LIABILITIES	$ 1,508,541	$ 955,249
TOTAL LIABILITIES	$ 2,083,162	$ 1,711,752
STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value, 100,000,000 shares
authorized and 7,867,005 issued and outstanding	$ 78	$ 77
Preferred Stock, $.00001 par value, 10,000,000 shares authorized and no shares issued and outstanding	0	0
Paid in Capital	5,263,355	5,162,408
Paid Stock Subscriptions	27,500	34,500
Treasury Stock (850,000)	(768,150)	0
Retained Earnings (Deficit)	(1,010,075)	(564,866)
TOTAL STOCKHOLDERS' EQUITY	$ 3,512,708	$ 4,632,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,595,870	$ 6,343,871


The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Income
For the Three Months Ended

	September 30,	September 30,
	2001	2000
REVENUES	$ 93,924	$ 105,262
COST OF SALES	2,175	779
GROSS PROFIT	$ 91,749	$ 104,483
OPERATING EXPENSES
Selling, General and Administrative Expenses	185,691	211,943
Interest	24,408	13,761
Amortization	11,423	11,423
Depreciation	12,016	28,383
Bad Debt Expense	1,958	0
TOTAL EXPENSES	$ 235,496	$ 265,510
NET INCOME (LOSS) FROM OPERATIONS	$ (143,747)	$ (161,027)
OTHER INCOME (EXPENSE)
(Gain)- Debt Settlement	$ 5,062	$ 1,818
Interest (Income)	1,262	133
TOTAL OTHER INCOME (EXPENSE)	6,324	1,951
NET INCOME (LOSS) BEFORE TAXES	$ (137,423)	$ (159,076)
DEFERRED TAX BENEFIT	46,724	54,086
NET INCOME (LOSS)	$ (90,699)	$ (104,990)
Beginning Retained Earnings (Deficit)	(919,376)	(459,876)
ENDING RETAINED EARNINGS (DEFICIT)	$(1,010,075)	$ (564,866)
EARNINGS PER SHARE
Income (Loss) for Common Stockholders	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the periods ended September 30, 2001 and September 30, 2000


	September 30	September 30
	2001	2000
COMMON STOCK
Balance at Beginning of Year	$ 78	$ 77
Issuance of 5,250 shares of stock for expenses	0	0
Balance at End of Year	$ 78	$ 77
STOCK SUBSCRIPTIONS
Balance at Beginning of Year	$ 500	$ 28,500
Subscriptions Received (For expenses payments)	27,000	6,000
Balance at End of Year	$ 27,500	$ 34,500
PAID IN CAPITAL
Balance at Beginning of Year	$ 5,258,105	$ 5,162,408
Proceeds in Excess of Par Value of Common Stock Issued for Expenses	5,250	0
Balance at End of Year	$ 5,263,355	$ 5,162,408
TREASURY STOCK
Balance at Beginning of Year (850,000 shares)	$ (768,150)	$ 0
Balance at End of Year	$ (768,150)	$ 0
RETAINED EARNINGS (DEFICIT)
Balance at Beginning of Year	$ (919,376)	$ (459,876)
Net Loss	(90,699)	(104,990)
Balance at End of Year	$(1,010,075)	$ (654,866)
TOTAL STOCKHOLDERS' EQUITY	$ 3,512,708	$ 4,632,119


The accompanying notes are an integral part of these financial statements.

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For the three months ended

	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (90,699)	$ (104,990)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain - Debt Settlement	(5,062)	0
Depreciation and Amortization	23,439	39,806
Changes in Accounts Receivable	(9,861)	6,805
Changes in Inventories	0	0
Changes in Deferred Tax Asset (net)	(46,724)	(54,086)
Changes in Accounts Payable and Accrued Liabilities	49,551	3,908
Changes in Prepaid Expenses	(689)	(6,650)
Increase in Bad Debt Reserve	1,958	0
NET CASH USED BY OPERATING ACTIVITIES	$ (78,087)	$ (115,207)
NET CASH USED BY INVESTING ACTIVITIES
Purchase of Equipment	(3,426)	0
NET CASH USED BY INVESTING ACTIVITIES	$ (3,426)	$ 0
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Bank and Other Notes	4,242	(22,466)
Proceeds of Notes Payable	0	115,000
Proceeds of Shareholder Loans	66,273	26,224
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 70,515	$ 118,758
NET INCREASE IN CASH	$ (10,998)	$ 3,551
CASH AT BEGINNING OF PERIODS	2,682	22,342
CASH AT END OF PERIODS	$ (8,316)	$ 25,893

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

Deferred Tax Liability

The Company purchased Cyber Cities Technologies, Inc. and accounted for the transaction using the purchase method of accounting. This requires the acquisition to be accounted for at the fair value of the assets received or given up, whichever is more readily available. Further, this transaction caused a Deferred Tax Liability to be booked, due to the difference between the book basis and tax basis of the assets received. The offset to this entry increased Goodwill.

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

Effective January 1, 2000, the Company issued 979,232 shares of its authorized but unissued shares of voting common stock in exchange for all of the assets and operations, subject to certain liabilities, of Cyber City Honolulu, Inc., a Hawaii corporation. Included in the exchange was the acquisition of all intangibles including all trade names, customer lists, goodwill and other intangibles. The assets and liabilities were then transferred into a newly formed, wholly owned Hawaii corporation, Cyber Cities Technologies, Inc. The acquisition was accounted for using the purchase method of accounting. The predecessor and successor companies are a regional Internet service provider and Internet web page hosting service. The Company recognized goodwill in the amount of $681,848. A related deferred tax liability of $223,069 was recognized, which increased the acquisition goodwill to $904,917.

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

Years Ending June 30 Amount 2002 $ 14,850 2003 10,000 Total $ 24,850

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

NOTE 7 - INCOME TAXES

Starting in 1998, the Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As there is a net operating loss in the current fiscal year, the Company has calculated a deferred tax asset (benefit) as follows:

Fiscal Period September 30, 2001 $ 46,724 Prior Years 447,875 Gross deferred tax asset $494,569

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

Year Ending June 30 Amount 2002 $ 40,029 2003 299,114 2004 330,362 2005 9,848 Total $679,353

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

BASIC TECHNOLOGIES, INC.
Table of Reportable Segments

For the three months ended September 30, 2001

	Oil & Gas	Environmental	Equipment	Internet &
	Production	Remediation	Leasing	E-Business	Eliminations	Consolidated
Sales to Unaffiliated Customers	$ 0	$ 0	$ 0	$ 93,924	$	$ 93,924
Inter-Segment Sales	0					0
Total Sales	$ 0	0	0	103,917	0	93,924
Operating Income (Loss)	$ 0	(9,453)	(10,664)	(59,363)		(79,480)
Corporate Expenses						(64,267)
Total Operating Income (Loss)						(143,747)
Depreciation & Amortization	0	231	7,828	12,001	0	20,060
Corporate Expenses						3,379
Total Depreciation & Amortization						23,439
Interest Revenue (Not Allocated to Segments)						1,262
Interest Expense	$ 0	5,341	2,822	1,124	0	9,287
Corporate Expenses						15,121
Total Interest Expense						24,408
						0
Segment Assets	$3,711,000	249,328	252,207	742,174	(218,522)	4,736,187
General Corporate Assets						859,683
Total Assets						5,595,870
Expenditures for Segment Assets	$	$ 0	$ 0	$ 3,426	$ 0	$ 3,426

The accompanying notes are an integral part of these financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation For The Next Twelve Months

The Company serves as a holding company for three wholly-owned corporate subsidiaries, Yankee Development Corporation (hereafter Yankee); Simpco, Inc. (hereafter Simpco); and Cyber Cities Technologies, Inc. (hereafter CCTech) and two limited liability companies, P & A Remediation, LLC, a Texas limited liability company (hereafter PAR Texas); and P & A Remediation, LLC, an Oklahoma limited liability company (hereafter PAR Oklahoma). PAR Texas and PAR Oklahoma are collectively 'P & A Remediation'. Yankee owns a working interest in proven, developed oil reserves on 2,300 acres in Tom Green County, Texas. The assets owned by Yankee are held by production of other leases, and thus do not require annual bonus or delay rental payments, and have no legal commitments of any kind to maintain the legal integrity of the assets. Through P & A Remediation, the Company has performed environmental remediation and salvage operations for the oil industry, and markets and sells construction materials, pipe, steel tubulars and used oil field equipment obtained from salvage operations or acquired for resale on the secondary market. Simpco owns certain reconditioned oil field equipment and vehicles that are leased to P & A Remediation for use in conducting oil field plugging, remediation and salvage activities. CCTech provides high speed internet access for residential and business customers in the state of Hawaii. CCTech also has the capability to host commercial websites world wide. Simpco, Inc., and Yankee Development Corporation own assets, but do not do business with any source outside of the Company. With skeleton staffing, P & A Remediation has done limited business with any source outside of the Company.

Subject to securing the necessary equity infusion or long term financing, Company management hopes to re-establish currently suspended day to day operation in its Olney, Texas, yard location and to potentially acquire and reinstitute the Nowata, Oklahoma, location. The Texas yard would house the Company's threading equipment, there to establish a pipe thread- ing and testing facility complementary to the facilities in the to be acquired Nowata, Oklahoma location. Both locations will have large capacity pipe threading, straightening, and testing facilities that are not readily available in the Texas and Oklahoma markets. Company management is of the opinion that a significant portion of the enhanced (due to the increase in the price of oil) pipe testing market may be immediately available to the Company. The implementation of this plan will require the Company securing skilled employees, contractual consultants, or joint venture partners, to establish the day to day operations. The consultants and / or venture partners could be existing competitors in the pipe market. Based upon industry knowledge, Company management believes that the oil & gas operators, steel tubular and pipe dealers, and re-sale equipment marketers are candidates for operations of the Company's pipe threading and testing facilities. Further, Company management believes they number in the thousands as of the date hereof, and that the pipe threading and testing facility may have an effective life of many years to come based upon the lack of available services in the market today. However, there can be no assurance that this pipe testing and threading market phenomenon will continue, that the Company can establish complementary and efficient day to day operations in its facilities, that the Company will have the resources to complete the work under any such operations, or that the Company after establishing operations, will be able to operate profitably.

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

The Company expects to meet our capital needs for the next 3 months with operating cash flow and current cash and receivables balances. Operating beyond 3 months, or to make any significant expansion, will require the proceeds from the sale or issuance of capital stock, lease financing, or additional debt. Other than any extraordinary legal expenses caused by settled litigation with former mid-level management of P & A Remediation, or unforeseen additional filing fees and legal expenses related to the registration and approval of a second issue of capital stock to be made available for public purchase, we do not anticipate any out of budget operational shortfalls in the coming fiscal year. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent upon obtaining the long term equity infusion or financing necessary to implement our upgraded operations in both the environmental remediation subsidiaries and in the internet subsidiaries. Each subsidiary will be then be dependent upon positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words may, intend, will, expect, anticipate, objective, projection, forecast, position or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation (1) general economic and business conditions, (2) ability to cost effectively integrate multiple technologies, (3) effect of future competition, and (4) failure to raise needed capital.

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

With regard to the subsidiaries (collectively P & A Remediation and Simpco), there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity, or on our internal and external sources of liquidity. Likewise, there are no material commitments for capital expenditures. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing suspended plugging and remediation operations. There are no unforeseen significant ele- ments of income or loss that may arise from the Company's continuing suspended operations. Any material changes from period to period in one or more line items of the our financial statements could be caused only by an unforeseen outcome to settlement with the former owners of Simpco. There are no seasonal aspects that may have a material effect on the financial condition or results of suspended operations.

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

(e) During October of 2001, the Company issued 6,250 shares of restrict- ed common stock for the payment of certain fees and authorized the future issuance of 14,250 shares of restricted common stock for the payment of certain fees.

(f) During October of 2001, for the year ending June 30, 1999, the Comp- any authorized stock options exercisable at $.10 per share, totaling 60,000 shares as consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For the year ending June 30, 1999, the Company authorized stock options exercisable at $.10 per share, totaling 30,000 shares as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.10 per share, totaling 100,000 shares, per year, as additional consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.10 per share, totaling 75,000 shares, per year, as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For the year ending June 30, 2002, the Company authorized stock options exercisable at $.10 per share proportionate to the amount of time served in office, totaling 100,000 and 75,000 shares respectively to Bryan L. Walker and Richard C. Smith as consideration for their services acting as Chief Executive and Chief Financial Officers of the Company.

(g) During October of 2001, for the years ending June 30, 1999; June 30, 2000; June 30, 2001; and June 30, 2002; the Company authorized stock options exercisable at $.10 per share proportionate to the amount of time served in office, totaling 10,000 shares per fiscal year, to the non-salaried members of the Board of Directors, as consideration for their services acting as Directors of the Company. Michael Bacon is the only Director that has been paid an executive salary.

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

Item 5. Other Information.

As of September 30, 2001, according to the register of Corporate Stock Transfer, our Transfer Agent, supplemented with the quarter's stock issuances, we had approximately 172 shareholders of record of our 7,867,055 outstanding shares of common stock.

(a) On September 6, 2000, the Board of Directors authorized the corporation to initiate discussions with Sierra Brokerage Services, Inc., of Columbus, Ohio, to enlist their sponsorship of the Company's application to list and trade its common stock on trading mechanisms of NASD. Such application was made and approved for listing on the OTC Bulletin Board by NASD staff on March 23, 2001. Our common stock commenced trading on the electronic Bulletin Board under the symbol BTEC on March 26, 2001. Under NASD rules, there were no high and low closing bid quotations in the over-the-counter market for the common stock, as reported by the single sponsoring market maker during the period from March 23 through the first 30 days. Quotations would represent inter-dealer quotations, without adjustment for retail markups, mark-downs or commissions, and may not necessarily represent actual transactions. The Company has made no public announcements regarding the availability of its common stock in public markets.

(b) On September 20, 2000, the Company executed a contract with Neil Rand d/b/a Corporate Imaging, 5800 West Glenn Drive, Suite 250, Glendale, Arizona 85301, to be provided business management, public and investor relations and other related corporate advisory services. As compensation for his services, Neil Rand was to receive an initial payment of fifty thousand (50,000) shares of common stock in the Company, and a monthly payment of five thousand (5,000) shares for his services. The monthly payment of shares were to start upon NASD approval of the listing of the Company's stock on a NASD venue. The Company voided the contract based upon non-performance and misrepresentations on the part of Neil Rand. Demand for the return of the securities has been made with no response from Neil Rand.

(c) On May 24, 2001, the Company signed a memorandum of understanding to set forth the terms of the acquisition of two corporations in the business as a local internet service provider in the state of Hawaii, collectively doing business as Inter-Pacific Network Services. This understanding was agreed to be unpublicized and subject to the Company being able to secure financing sufficient to acquire and pro- vide operating capital for its combined internet operations. The Company is currently negotiating the terms of financing the business acquisitions.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports of Form 8-K filed during the fiscal year covered by this filing.

There are no exhibits submitted with the filing of this Form 10QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC TECHNOLOGIES, INC.
(Registrant)

 Date July 29, 2002 By: /S/ GARY L. BROWN Gary L. Brown, President By: /S/ BRYAN L. WALKER Bryan L. Walker, Former President during period of report