Form 10KSB
period 2002-06-30
BASIC TECHNOLOGIES INC
filed 2002-10-15
CIK 1061354

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-KSB

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2002

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to ___________________________

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

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes   [   ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At September 30, 2002, based upon the posted closing price of $.15 per share, as posted on the National Association of Securities Dealers Over The Counter Bulletin Board, the aggregate market value of the voting stock held by non-affiliates is $908,202. During the existence of the Registrant since 1998, there has been no trading on an exchange, and there has been limited over the counter trading.

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

[ ]Yes [ ] No   NOT APPLICABLE

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2002 the Registrant had 15,298,356 shares of common stock issued and outstanding.

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

The following documents are incorporated herein by reference:
1.	Letter of Understanding dated December 13, 2001, incorporated by reference from Current Report on Form 8K dated May 1, 2002.
2.	Option Agreement dated December 13, 2001, incorporated by reference from the Current Report on Form 8K dated May 1, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

TABLE OF CONTENTS
PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)     Business Development

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

On April 23, 1998, the Company issued and sold an aggregate of 5,305,625 newly-issued, restricted shares, constituting approximately 90% of the then outstanding shares, of the Company's Common Stock in consideration of the exchange therefor of all 1,000 outstanding shares of common stock, no par value per share, of Yankee Development owned of record and beneficially by the Shelton Voting Trust. Immediately following the "reverse acquisition" transaction, the Shelton Voting Trust, the former owner of Yankee Development, controlled approximately 90% of the outstanding shares of Common Stock of the Company and Yankee Development became a wholly-owned subsidiary of the Company.

On October 16, 1998, the Company organized P & A Remediation, LLC (hereafter "PAR Texas"), a Texas limited liability company owned 99% and 1% by the Company and Simpco, Inc., respectively, for the purpose of engaging in the business of plugging oil wells, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market. Operations of this entity have been transferred to another subsidiary.

The Company, effective as of January 15, 1999, issued and sold a total of 850,000 newly-issued, restricted shares of Common Stock in consideration of the exchange therefor of all 10,000 outstanding shares of common stock, no par value per share, of Simpco. Simpco then became a wholly-owned subsidiary of the Company. Prior to its acquisition by the Company effective as of January 15, 1999, Simpco was operating and approved by the responsible regulatory agencies of the states of Texas and Oklahoma to be engaged in the business of oil well plugging, remediation and salvage activities. Operations of this entity have been transferred to another subsidiary.

On November 24, 1999, the Company organized P & A Remediation, LLC (hereafter "PAR Oklahoma"), an Oklahoma limited liability company, for the purpose of engaging in the business of plugging oil wells for industry and government in the state of Oklahoma, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market. Operations of this entity have ceased.

On December 31, 1999, the Company organized Cyber Cities Technologies, Inc. (hereafter CYBERTRON), a wholly-owned Hawaii corporation, for the purpose of receiving and operating the assets of an unrelated third party and thereafter to engage in the business of providing regional Internet provider services and computer consulting operations from Honolulu, Hawaii.

The Company, on March 16, 2000, issued and sold a total of 979,232 newly-issued, restricted shares of Common Stock in the company, in consideration for the conveyance and transfer of certain selected assets listed in (i) that certain Acquisition Agreement and Closing Memorandum between the Company and Cyber City Honolulu, Inc., (hereafter CCHONO) an unaffiliated third party; (ii) that certain Bill of Sale dated December 31, 1999 from Cyber City Honolulu, Inc. to Cyber Cities Technologies, Inc.; and (iii) that certain Assignment dated December 31, 1999, from Cyber City Honolulu, Inc., to Cyber Cities Technologies, Inc. The stock for assets transaction was accounted for under the purchase method. On June 14, 2002, Cyber Cities Technologies, Inc. changed its name to Cybertron, Inc. In August 2002, Cybertron, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

(b)     Spin-Off and Change in Control.

Effective December 2001, the Company formed and organized a new subsidiary, Founders Industries, Inc. ("Founders") for the purpose of spinning off to its shareholders, pro rata, all of its interests in its then existing subsidiaries:
Yankee Development Corporation,
Simpco, Inc.,
P&A Remediation, LLC, a Texas limited liability company,
P&A Remediation, LLC, an Oklahoma limited liability company,
Oilfield Junk.com, LLC, a Texas limited liability company, and
Cyber Cities Technologies, Inc., a Hawaiian corporation.

When initially organized, the directors and officers of Founders Industries were the persons who served as directors and officers of Basic Technologies, to wit: Bryan L. Walker, Richard C. Smith, Michael L. Bacon, Derek T. Smith and Laura N. Walker.

Initially, Basic Technologies, Inc. held 100% of the outstanding shares of common stock of Founders Industries, which itself owns 100% of the outstanding shares of equity interest of each of the former Basic subsidiaries. Under the terms of the spin-off, Founders Industries will be spun-off to the shareholders of Basic Technologies, pro rata, in the nature of a stock dividend distribution, pursuant to which the Basic shareholders shall receive one share of Founders Industries for each share of Basic Technologies owned on the record date. The Company established February 8, 2002 as the record date for the spin-off. Only shareholders of record of Basic Technologies on the record date are entitled to participate in the spin-off distribution.

Founders Industries is in the process of preparing and filing a registration statement with the Securities and Exchange Commission registering the spin-off distribution of the shares of Founders Industries as described above. The spin-off will not occur until that registration has been declared effective by the Securities and Exchange Commission.

The formation of Founders Industries and its pending spin-off are transactions provided for under a Letter of Understanding dated as of December 13, 2001 between Basic Technologies, on the one hand, and Mr. Gary Brown, on the other. Under the terms of the Letter of Understanding, the spin-off of the existing operations and assets of Basic Technologies would occur through the formation and organization of Founders Industries. Concurrently with the execution of the Letter of Understanding, Mr. Brown entered into an Option Agreement with the Shelton Voting Trust. At the time, the Shelton Voting Trust was the record owner of approximately 5,305,625 shares of the Company's common stock, representing 46.5% of the then outstanding 11,548,356 shares of common stock. Bryan Walker, the Company's former President, CEO and Director, serves as Trustee of the Shelton Voting Trust. The beneficiaries of the Shelton Voting Trust are Bryan and Laura Walker as to 80% of its shares of the Company's common stock and Richard Smith, a former Director and Chief Financial Officer of the Company, as to 20% of its shares of the Company's common stock.

Under the terms of the Option Agreement, Mr. Brown was given the option to purchase from the Shelton Voting Trust an aggregate of 4,900,000 shares of common stock at a price of $.002 per share.

Effective May 1, 2002, in anticipation that Mr. Brown and his affiliates would complete the exercise of the option to acquire 4,900,000 shares of common stock of the Company from the Shelton Voting Trust and thereby effect a change in control of the Company, Bryan Walker, Laura Walker, Richard Smith and Derek Smith voluntarily resigned as officers and directors of the Company. Following such resignations, the remaining directors of the Company were Gary Brown, Steve Jesson and William Chastain. Mr. Chastain subsequently elected not to serve as a director.

Effective June 14, 2002, all of the options under the Option Agreement were exercised to acquire from the Shelton Voting Trust 4,900,000 shares of the Company's common stock. Mr. Brown had assigned to third parties the rights to acquire a portion of the shares pursuant to the exercise of such options. As a result, shares underlying the Option Agreement were acquired by the following persons with respect to the number of shares set forth below:
Gary L. Brown	1,543,675 shares
Rover Telcom Corporation	91,025 shares
Robert Todd	65,300 shares
Bridgeport Construction, Inc.	700,000 shares
American Merger Consultants, Inc.	500,000 shares
Milford Communications Partners	1,000,000 shares
Stephen L. Rogers	1,000,000 shares

The foregoing options were exercised in cash, for aggregate cash consideration of $10,000.

(c)     Spin-Off Trust.

Effective June 15, 2002, the Company transferred to a spin-off trust all 8,198,356 shares of common stock of Founders Industries which were held for distribution to the Basic shareholders, pro rata, pursuant to the spin-off whose previously declared effective date was February 8, 2002. The trustee of the spin-off trust is Bryan Walker.

Under the terms of the spin-off trust, the trustee has taken delivery of all of the Founders spin-off shares pending completion of the registration statement, its having been declared effective and the completion of the spin-off distribution. Further, if the spin-off is not completed for any reason within two years, then the trustee has been authorized to dispose of the spin-off shares in any commercially reasonable fashion and to distribute the proceeds derived from that disposition to the Basic shareholders, pro rata, in lieu of the distribution of the shares of common stock of Founders Industries, Inc.

As a result of having entered into the spin-off trust agreement and transferring the shares of Founders Industries common stock held for distribution to the Basic shareholders, pro rata, the historical operations of the Company, now owned by Founders Industries, have become de-consolidated from the operations of the Company as of the effective date of the spin-off, to wit: June 15, 2002. As a result of this de-consolidation, the financial statements of Basic Technologies, Inc. as of June 30, 2002, its fiscal year end, have been prepared without consolidation of the historical operations of the Company after December 31, 2001 whose assets are now held by Founders Industries.

(d)     Acquisition of Rover Telcom Corporation.

Effective August 27, 2002, the Company consummated an Agreement and Plan of Reorganization pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Rover Telcom Corporation. Rover Telcom Corporation had been an affiliated company of Mr. Brown and Mr. Jesson, Mr. Jesson having formerly served as a director of the Company until August 1, 2002. Under the terms of the acquisition, the Company issued an aggregate of 3,750,000 shares of common stock in exchange for 100% of the issued and outstanding shares of common stock of Rover Telcom Corporation. In the transaction, Mr. Brown received an aggregate of 1,875,000 shares of common stock, Kenneth Marshall, the Company's Secretary and General Counsel, received 750,000 shares of common stock and Mr. Jesson received 937,500 shares of common stock. Rover Telcom owns and operates an internet service provider serving the Fresno, California market.

(e)     Consolidation

The financial statements included in this report consolidate the activities of Basic Technologies, Inc. and its subsidiary companies (Yankee Development Corporation, P&A Remediation, LLC [both Texas and Oklahoma], Simpco, Inc., Cyber Cities Technologies, Inc. and Oilfield Junk.com) for the fiscal year ended June 30, 2001. The financial statements for the fiscal year ended June 30, 2002 consolidate the activities of those subsidiaries for the period July 1, 2001 to December 31, 2001, the date of the formation and organization of Founders Industries, Inc., and the parent company only for the remainder of the current fiscal year, January 1, 2002 to June 30, 2002.

BUSINESS OF ISSUER

Former Business of Basic Technologies - Current Business of Founders Industries.

With the formation and organization of Founders Industries, all of the Company's historical operations were transferred to Founders Industries effective December 31, 2001. The following is a description of the prior business of the Company and the current business and operations of Founders Industries. For purposes of discussion, we will refer to Founders Industries as if it had conducted all of the historical operations of the Company for the periods covered by this report, recognizing that we have consolidated those operations only for the period beginning July 1, 2001 and ended December 31, 2001.

Founders Industries serves as a holding company for three wholly-owned corporate subsidiaries: Yankee Development, Simpco and Cybertron, Inc., and three limited liability companies: Oilfieldjunk.com, LLC, PAR Texas and PAR Oklahoma. Yankee Development owns a working interest in proven developed oil reserves on 2,300 acres in Tom Green County, Texas. PAR Texas and PAR Oklahoma performed environmental remediation and salvage operations for the oil industry; but these operations have since been transferred to another subsidiary, Oilfieldjunk.com, and the operations of these two limited liability companies have been discontinued.

Simpco was operating and approved by regulatory authorities to be engaged in the business of oil well plugging, remediation and salvage activities. The operations of this entity have likewise been transferred to another subsidiary, Oilfieldjunk.com, and all operations of Simpco have been discontinued.

Cybertron, Inc. ("CYBERTRON") still serves as an internet service provider serving the Honolulu, Hawaii market. In August 2002, CYBERTRON filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. CYBERTRON is currently operating as debtor-in-possession with respect to that business segment. CYBERTRON operates as Cyber City Honolulu and Cyber City Maui, maintaining offices on the islands of Oahu and Maui. The main office has recently been closed. That subsidiary also provides computer and internet commerce consultation services to business.

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

Oilfieldjunk.com, LLC

Oilfieldjunk.com, LLC was formed in November 2001 to engage in oilfield environmental remediation. It has assumed the operations of PAR Texas, PAR Oklahoma and Simpco, whose operations were discontinued. Oilfieldjunk.com has a month to month agreement covering limited operations in Texas.

Cybertron, Inc.

General. Cybertron, Inc. is a Hawaii corporation organized on December 30, 1999, by the Company, to operate the internet service assets in Hawaii that the Company acquired as of January 1, 2000, from Cyber City Honolulu, Inc (hereafter CCHONO). In August 2002, CYBERTRON filed a voluntary petition in bankruptcy under Chapter 11 of the U. S. Bankruptcy Code. Since that time, CYBERTRON has been operating as debtor-in-possession.

CYBERTRON is engaged in the service of an existing client base in the Hawaii regional internet service market. This client base of about 2,500 consists of approximately (a) 80% conventional residential dial up access accounts, (b) approximately 10% business access accounts, and (c) approximately 10% Asynchronous Data Subscriber Line (ADSL) access. CYBERTRON solicits resellers of its services to the resellers' client base, which represents approximately 15% of the conventional dial up access customers. Prior to the consummation of the asset acquisition, CCHONO had been in business for three years in the Honolulu market and for one year in the Wailuku market on the island of Maui. Gross revenue for CCHONO for 1999 was approximately $ 425,000. Gross revenue since its acquisition on January 1, 2000, through June 30, 2001, was $664,737. CCHONO's limited capitalization and cash / banking position has not allowed it to take advantage of the increase in its market to fulfill the needed growth in the operation of the company.

CYBERTRON uses major Internet Access wholesalers, Verizon, Inc. (formerly GTE Hawaiian Telephone, Inc.), Genuity, Inc., and AT&T Internet Access. It employs access equipment, leased to ensure the latest technology available to the consumer, to allow the client's computer to call for access on a local exchange. This equipment, originally leased from Ascend Communications, is presently possessed and used by the Company under currently questioned and re-negotiated terms of the original leases that have been paid to term (or equivalent) by the Company. This equipment currently is state of the art and requires limited upgrading to service its regional market at this time. The growth pattern of this market is such that CYBERTRON is now capable of serving regional growth with negligible growth of expenses, through the substitution of new equipment leases in place of matured leases, resulting in increased profit. However, should CYBERTRON be successful in expanding its customer base significantly, of which there is no assurance, without sufficient equipment capacity upgrades, its working capital may not be adequate to enable the company to continue in operation without the receipt of additional funding. CYBERTRON distributes licensed software, from both Microsoft and Netscape, customized to provide the user with the easiest possible installation of the system settings.

CYBERTRON offers computer consulting services to home and business network customers. These services represent a significant growth area for this business, as the traditional business client represents only approximately 10% of CYBERTRON 's revenue. These services are provided to advise the client on the type of network to be developed, necessary security measures, type of equipment to be used, and, if necessary, to build the desired network for the customer. Internet web based work is performed in two ways. The first is the traditional small web page product which is performed in-house, and the second is the larger project requiring specialty work, such as e-commerce or extensive graphics work, which CYBERTRON sub-contracts to professional designers. One area of growing interest is the creation of Virtual Private Networking (VPN), which is one mechanism that allows a company to have telecommuting employees. This is done through the use of a provider, such as Cyber Cities Technologies, Inc., and ideally access such as Asynchronous Data Subscriber Line (ADSL), and the recommended network equipment on the client's site. Management believes that this type of access is the only platform currently available at commercially reasonable prices that allow the security necessary to meet the client's security needs.

CYBERTRON offers both residential and business consumers an access connection referred to as Asynchronous Data Subscriber Line (ADSL). This type of access does not require the client computer or network to "Dial-up" the access network, but provides a continuous connection through the current phone line. This type of access has two major benefits to CYBERTRON 's client base: one is the need for only one phone line, and the other is the high speed of the connection. This type of networking represents approximately 10% of the corporation's revenue and grew to this point in less than 7 months following the introduction of the product by Verizon. Verizon and other market forces are in the process of upgrading the remaining areas of the State of Hawaii to enable consumers to choose this alternative network connection. Most subscribers find that the convenience of continued use of the lone phone line while using their computer on the Internet has proven its worth. This is additionally an ideal solution for many of the businesses in Honolulu, where building infrastructure does not support the addition of any more phone lines. This solution, teamed with an aggressive Internet Service Provider, has enabled several businesses to free two or three of their existing phone lines that have been recently used for Internet Access. This area also represents a large target area for growth.

Competition. While CYBERTRON has numerous competitors in its region of operations, it has several market advantages. With the pricing of its services, CYBERTRON's predecessor had a historical growth pattern in excess of its competition. According to published company information, since the beginning of Cyber City Honolulu, Inc. in 1996, there have been nine regional competitors created. None are in existence today. CYBERTRON's primary and largest competitor has been in the market for over twice the period and has begun expanding to the other islands during its latest fiscal year. While the primary regional competitors continue to experience moderate growth in the Hawaii market, few have experienced the historical growth of this operation. The single largest competitor in the market to the dial up regional Internet Service Provider is the cable modem system in use in Honolulu, by Oceanic Cable, a subsidiary of AOL Time Warner, Inc. With availability limited to certain service areas, cost is a factor affecting cable services. With cost and required reliability comparable to the capabilities of the telephone system, consumer loyalty is dependent on reliability as well as speed. The only present solution for the required security is the Asynchronous Data Subscriber Line (ADSL) connection discussed earlier.

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

EMPLOYEES AND CONSULTANTS - FOUNDERS INDUSTRIES

The following persons served as executive officers and employees of Basic Technologies until May 1, 2002, when they voluntarily resigned those positions as part of a change in control of the Company. These persons currently serve as directors and executive officers of Founders Industries, and have done so since the formation and organization of that company effective December 31, 2001.

Mr. Bryan L. Walker, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company is also the President and a director of Yankee Development and Simpco; a Vice President of CYBERTRON; and a manager of P& A Remediation, both the Texas and Oklahoma entities. He has approximately fifteen years of experience since 1984 as a consultant to various independent oil companies and travel consulting firms/agencies in the State of Texas.

Mr. Richard C. Smith, the Treasurer, Chief Financial Officer and Member of the Board of Directors of the Company, is also the Treasurer and director of Yankee Development; the Secretary/Treasurer and director of Simpco; and the Chief Financial Officer and a manager of P&A Remediation, both the Texas & Oklahoma entities. He has approximately thirty years in public accounting and has been the Comptroller of several independent companies in the State of Texas.

Mr. Michael L. Bacon, a Vice President and Member of the Board of Directors of the Company, serves as a Director and CEO and President of CYBERTRON. Mr. Bacon previously served as the Chairman of the Board of Directors and CEO of Cyber City Honolulu, Inc. from November 1996 until selected assets were acquired by Basic Technologies, Inc. Enlisting in May of 1980 and based in Honolulu, Mr. Bacon served the United States Navy as Assistant Engineer on various nuclear powered naval vessels from May 1980 until retirement May of 2000.

Mr. Derek T. Smith, the Secretary and Member of the Board of Directors of the Company, is employed by Epylon Corporation as a Senior Manager. From 1996 through 2000, he was employed as a principal consultant by a division of Computer Sciences Corporation, a public company located in El Segundo, California. From August 1994 through July 1996, he was employed as a senior consultant by Hogan Systems, Inc., a publicly-held consulting company with offices in Dallas, Texas, that was acquired by Computer Sciences Corporation in August 1996. Mr. Smith was employed, from January through July 1994, by the U.S. Small Business Administration as a senior loan officer, disaster relief. From October 1988 through May 1992, he was employed in the position of market cost analyst by Electronic Data Systems, Dallas, Texas.

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

PLAN OF OPERATION - BASIC TECHNOLOGIES AND SUBSIDIARIES

General. Giving effect to:
*	the reorganization of the Company's historical assets and operations into Founders Industries;
*	the spin-off of Founders Industries;
*	the Company's acquisition of Rover Telcom,

the Company has substantially revised its strategic plan of operation and future business focus. The following is a discussion of the Company's current plan of operation.

Executive Summary

Basic Technologies, Inc. (the "Company") is led by an experienced management team that has created relationships within the highly visible commercial network broadcast community, the federal government (FCC), legislators, various telecommunication equipment manufacturers, and the Internet service community. This management team was instrumental in founding SkyLynx Communications, Inc., ("SkyLynx") in 1997, which was a leader in developing fixed wireless systems for data service delivery over licensed MMDS and non-licensed ISM spectrum. Its operating system in Fresno, California was a forerunner in this technology and at its peak was the largest commercial system in the US. SkyLynx came under the control of a new management team who sold the Fresno system to Sprint USA and moved into the consolidation of dial-up ISP's. Not wanting to pursue this direction the founding members of SkyLynx left and formed the nucleus of what is now Basic Technologies, Inc.

The company intends to leverage this experience by acquisitions of wireless networks, partnerships with existing wireless networks and initially deploying commercial broadband services over any commercial broadcast spectrum, targeting primarily the full power or low power UHF bandwidth, essentially organizing them into a "utility" for the benefit of their local broadcast market.  The company acquired an ISP in the Central Valley of California, which is currently serving the business community in greater Fresno. The purpose of this acquisition was for Basic Technology to have a managed entrée into the internet space. The second phase of this acquisition strategy is to roll out licensed wireless in Fresno. The Company intends to focus on additional acquisitions targeted in the Southeastern and Western United States, strategically selected in conjunction with opportunities to build out this unique wireless network. These acquisitions will be expected to provide significant revenue increases for the Company and be cash flow positive at the outset.

BTEC will create a "partnership" relationship with broadcasters for their excess digital spectrum, with which the Company will create an awareness of the additional revenue potential for the excess capacity provided with their core business, that of providing local programming, and a solution to gaining additional revenue streams. The Company will provide equipment, installed and integrated with existing digital TV transmitters already providing programming.  We will create a long lasting relationship with the network partners for ongoing customer support, connectivity, upgrading of services, and redeployment of additional channels with other broadcasters. As the Company executes it's initial business objective, concurrently, we will deploy a bi-directional wireless data signal utilizing next generation technology we believe will be the precursor to truly mobile data connectivity, allowing for reliable and inexpensive high speed nomadic computing capabilities.

Much like the evolution of the landline telephone to the cellular phone model, the Company is uniquely poised through its resources to play a significant role in the commercial deployment of broadband services to the fixed and mobile data user and numerous new uses for this dynamic telecommunications capability.

Mission Statement

Basic Technologies ("the Company") provides cost effective data services and broadband networking access to local communities utilizing traditional "wired" methods and new, innovative wireless methods in conjunction with local broadcasters. We consistently bring the connectivity and performance of ultra-fast global computer networking into the last network mile, providing a wide array of ancillary services wherever our customer is located.

Key Objectives

The Company's key objectives are as follows:
*

Purchase network service provider assets in exchange for equity, acquiring a revenue stream, existing human assets, and necessary network infrastructure needed to support the rollout of next generation wireless products utilizing 802.11 technology. Restructure expenses and integrate operations, allowing for economies of scale where practical, all with a focus on positive cash flow.

*

Become the distribution and network provider in key markets for several broadcast groups, initially utilizing their existing full and low power UHF and VHF digital spectrum allocations for downstream data transmission combined with uplink capability over the unlicensed low power ISM, dialup, licensed, or microwave bands.

*

Utilize self-healing, radio router technology to form low cost sectors and cells. Position our services as high quality broadband fixed wireless with portable capabilities, not as "next-generation" mobile devices forsaking QOS and transmission speeds.

*

Deploy ISM band networks using the latest generation 802.11a, 802.11b and 802.11g products as well as other frequencies such as ITFS and microwave to initially serve as the interactive last mile network to homes and businesses.

*	Penetrate vertical market segments with unique software applications & industry specific methods of database distribution.
*	Eventually partner with the broadcasters as the network provider for next generation of fully interactive digital television (DTV) program distribution, such as true video on demand.

Market and Customers

In addition to current ISP operations, the Company will sell its wireless networking products to a wide base of customers, from mission-critical business users and secondarily to residential users where bandwidth and margins allow. These customers will consist of institutional, business and government customers and public and commercial broadcasters. Many of these customers will also provide infrastructure and services to the company, making them all potentially business partners as well.

There is a tremendous demand for development of the "local loop network", or what is known as the "last mile". There has been little or no innovation in this segment over the past decade, despite the rapid growth of alternative communications networks. The following chart illustrates forecasted user growth in such networking systems during the next several years. It is important to note that even with optimistic projections for DSL and cable there is still room for significant growth for alternative offerings. Further, because of technology and cost considerations, there are many communities that will not be offered broadband telecommunications services from DSL or cable modem providers for many years to come.

TOTAL US BROADBAND USERS, 1999-2003 (MILLIONS)
Broadband Service Delivery Type	1999	2000	2001	2002	2003
Fiber	1.76	2.46	3.32	4.31	5.39
DSL	0.54	1.84	4.08	6.62	10.95
Cable	1.47	2.94	4.99	7.27	9.78
Satellite	NOM	NOM	0.02	0.04	0.25
Wireless	0.06	0.23	0.81	2.12	3.86
Copper T-1	1.6	1.9	2	1.9	1.8
TOTAL	5.43	9.37	15.22	22.26	32.03

Company Strategy

Strategies

The Company plans to partner with over-the-air television broadcasters to implement a broadband common transport system utilizing the digital TV spectrum. We will seek partners with strong forward thinking management and multi city presence in the commercial space.

Our goal is to be the first to market in the convergence of wireless technology with new Digital TV technology to deliver high speed, high quality service outside main metropolitan areas. Eventually it will be available nationwide with universal access to the American public where other forms of delivery (DSL, dial up etc.) may or may not be readily accessible.

Once we have reached approximately 250-300 customers with adequate service levels on 5mbps of spectrum, we can add additional cell sites. Wherever possible we will seek to add additional broadcast partners to gain additional spectrum as well.

We look for broadcast partners to evolve into 'Spectrum Managers' where the advertising, marketing and transmission of data, voice and video are shaped and managed by the broadcast spectrum licensee providing them with additional, previously unavailable revenue streams.

Under the terms of our relationship the role of the broadcaster would be limited to simply using a portion of their digital platform and assistance with preparation of on air spots and promoting the service which would air throughout the day.

On a parallel path the current Federal regulations (see 3.3 Regulatory Issues) are being molded around the issue of data transmission over low power UHF TV spectrum and the company intends to be at the forefront of initial testing and implementation. It is our intention to quickly develop and deploy high speed, two way systems on low power UHF TV spectrum covered under special FCC legislation ("the Burns Bill"). Incorporating a Radio Frequency-based technology, this two-way service will be capable of supporting multiple applications and enabling the convergence of voice, data and video. Moreover, the service will deliver the entire array of broadband communications services primarily to highly concentrated urban customers at speeds significantly in excess of "dial-up" connections and at costs comparable to DSL, satellite, and cable based alternatives.

The Company will collaborate with public and commercial television broadcasters by provisioning leased excess bandwidth capacity and station facilities. The Federal Communications Commission has authorized the limited use of LPDTV broadcasting facilities in our offering of Ancillary Data Services (ADS) for hire. As technical standards permit, embracing the Company's unique products and services, grids of customized broadband cellular-like base stations, which utilize very low power transceivers, may provide distinctive services. Thousands of two-way network connections can be serviced within a single cell while an unlimited number of high definition television viewers are simultaneously accommodated. It is the company's intention to enter this market by delivering downstream data capability via the LPDTV spectrum under current guidelines while using FCC authority issued on Low Power spectrum to develop and prove out two-way (bi-directional) technology. To begin services immediately, the company will utilize new or existing non-licensed ISM wireless spectrum to provide upstream and downstream connectivity in addition to the leased digital TV spectrum.

Unique Factors

The Company's proposed business is unique in it delivers "local loop" IP services over the licensed broadcast spectrum band allocated to the broadcasters for the delivery of digital transmissions. Current "fixed wireless" service makes use of the unlicensed ISM bands (2.4 and 5.7 GHz) and licensed spectrum (LMDS and MMDS). Services delivered over unlicensed bands are increasing subject to quality of service issues from over crowding. Since the UHF band is on the lower end of the frequency spectrum it is less subject to line of site and climate issues. The UHF transmitters are also allowed to transmit at much higher power level than the competing bands

Market Assumptions

The successful execution of our business plan to create ongoing revenues and build a solid foundation for a profitable and stable company relies on certain assumptions beginning with our primary stakeholder, the local commercial broadcast channel, which provides inventory of spectrum, transmitting equipment, talented personnel, and their local reputation. The Company is creating an ancillary revenues stream to utilize all these stated assets.

The responsibility for the installation of the FCC mandated transmitting equipment would be handled primarily by the senior technical officer in the employ of the local broadcaster. The broadcaster, under the supervision of the Company's technical team then installs the equipment necessary for data services. This equipment is readily available and integrates well into an up and running broadcast system. Our responsibility after the initial deployment of the data signal is to help the broadcaster operate and market the business operations. The local broadcaster will create an advertising campaign, as specified in a co-marketing agreement, to create a local awareness that this service is now available to the community. These commercials will direct inquiries to a service center (possibly located at the broadcaster's facility) or to a web site where the prospect can get information on how the system works and instructions on how to order service. Once installation is requested the Company (in markets where we own service providers) or our reselling partners will be responsible for delivering the Customer Premise Equipment and provisioning the various services. The Company then adds the customer to its billing system and assumes ongoing customer care activities.

As this partnership grows one of our ongoing responsibilities to this venture will be to develop new services and applications utilizing the two-way high-speed capabilities being deployed. We expect to offer this type of connectivity to businesses in the community and will invite those who might be seen as competitors, such as other ISP's and "telcos", to be partners in offering unique high-speed services to their customers. As this role evolves we become more than just an operating partner. We become a facilitator, tying the broadcast community to these service providers, equipment providers, and software developers. This coalition will be joined together in the public interest to create a new form of "utility" providing services in this previously splintered market.

Market Analysis and Industry Trends

The business of broadband delivery is currently in disarray. DSL has been a technological and service delivery disappointment. It is widely felt that the large ILEC's entered this business only as a reaction to competitive pressure from the DSL CLEC's. Now that these DSL CLEC's are either decimated or tied to the ILEC's the future of this service is in question. Cable broadband has had widespread consumer acceptance, but has severe limitations to new technologies and has been scalable only through assumptions that people paying for broadband won't really utilize the bandwidth. Meanwhile so-called "bypass" last mile technologies have been repeatedly touted as the future of broadband. Included in these technologies is satellite in addition to mobile and fixed wireless. Satellite systems are selling for those unable to get DSL or Cable but costs are still high for the customer premise equipment and latency on the uplink hinders true symmetrical applications such as file transfers or gaming. Fixed wireless over unlicensed spectrum has shown some acceptance, but faces inherent limitations as those bands become cluttered. ATT, Sprint, and Worldcom all had made commitments to build out fixed wireless systems over MMDS licenses, but they have been put on hold until next generation technology has been proven to be deployable and cost effective.

Why have so many stalled in a business with growing demand and so much future promise? This is a question the Company knows it must not only answer, but also effectively find solutions to as it builds a consortium of next generation service providers. The answer is complex, but there are some key issues the Company feels it can overcome:

Return on Investment: When capital was plentiful a few a years ago, billions were raised to build infrastructure designed to fulfill projected market demand years in the future. Companies were funded based on customer growth not bottom line returns. When investors stopped the inflow, these companies did not have sufficient revenues to support continued operations. The Company feels by utilizing existing EBITA positive service providers, under-utilized broadcast infrastructure, and the development work already under way by the mobile wireless community it can efficiently build service businesses with margins focused on an acceptable return on investment.

Predatory Pricing: Where there is still much disagreement around where the broadband "sweet" spot is, most experts agree residential services need to be under $50.00 per month and business services priced favorably under DSL and dedicated T-1 alternatives. The Company believes it can offer its services at these pricing levels.

Lack of a Killer Application: While much discussed, this issue is really a "chicken and egg" question. The Company and most industry experts agree that once consumers and business embrace wireless broadband starting with basics such as email, entertainment, research, and unified messaging, developers will begin to expand software offerings and capabilities. Just fulfilling the needs of the traveling business community would generate a multi-billion dollar market. The Company anticipates that specific industries will have their own, specific killer applications. For example mortgage brokers will have access to real time rate information, or realtors to current listings, etc.

The Key Advantage

The Company's true competitive advantage in the markets it will serve will be its relationship with broadcast partners. Community Broadcasters are beginning to examine ways to generate additional revenues from their existing distribution plants by deploying multiple services such as switched and wireless voice, data and telemetry services, traditional cable and broadcast television service as well as video on demand. The motivations driving this move are:
*

Market Survival - Local service providers, telephone, cable and broadcast television operators, are beginning to see the first forays by other network operators into their core businesses. As always, the best defense will be a strong offense. Network operators need to develop the expertise to deploy, market, and support more flexible and diverse networks at costs less than conventional networks.

*

Increased Services - The ability to support multiple communication services on a single network infrastructure will allow network operators to deploy new services beyond their traditional service offerings.

*

Increase Revenues - Increased services will allow for increased revenues. A key area is that the types of communications systems deployed by network operators must be predicated on cost-based pricing, that is, capital expenditures need only be made when a customer requests a service.

*

Low Cost Provider - One lesson the marketplace has shown is that the vendor who provides the best quality service at the lowest price will ultimately be successful. Bundling of voice, data, and video services onto a converged distribution plant will allow selected network operators to be the low cost provider and garner dominant market share.

*

Consolidation - As service providers continue to consolidate and form alliances and joint ventures, the quest for continued growth may fuel new and innovative plans for additional revenues and services

Initial Prototype And Markets

The company, under its joint operating agreements with the broadcasters will initially focus on the markets where FCC authorization to operate can be granted under the spirit of the Burns legislation. (see Regulatory Issues). It is anticipated that the Companies initial business activities will be in Tampa and Sarasota, Florida. The company will also aggressively pursue opportunities in the Central Valley of California markets. Initially, the company will deploy wireless services through partnerships with existing network operators that use the non-licensed ISM spectrum. In the future, it will expand its acquired service providers, utilizing their market presence, network access, and service infrastructure. Current projections estimate that the company will initially commence operations in initially 3 markets, based on the amount of funds raised. This will enable us to work out some of the technical, sales, marketing and application services issues prior to stepping up deployment in multiple additional markets thus ensuring optimum customer service levels.

Strategic Partnerships

The Company is in the process of establishing relationships with ancillary businesses, which have particular synergy to the goals and objectives of BTEC. Included in these businesses are software companies, hardware manufacturers, television broadcasters and network solutions providers.

Regulatory Issues

The FCC and Congress still need make several legislative and regulatory decisions regarding the use of two-way data services over licensed, high power broadcast spectrum. Recent public statements, though, demonstrate advocacy for utilizing this valuable asset for the benefit of the public good. Government officials understand the conversion to digital broadcasting will occur more rapidly if the broadcasters are allowed to pursue new forms of revenue opportunities. They have granted Special Temporary Authority ("STA") for test projects in several markets and it is generally believed they are awaiting the development of a specific use plans and confirmation of market demand before taking specific action. It is generally believed the FCC will make favorable rulings when competition and consumer interest is served, especially in markets underserved by traditional delivery methods. The company has formed a partnership with Schumacher Partners International, a Washington, DC, based advocacy firm with extensive experience in legislative and agency relations specifically in the field of wireless networks.

The FCC has made specific allowance for several low power station owners to offer two-way data services through the "Burns Bill" which amended Section 336 Of the Communications Act of 1934. The Burns Bill authorizes pilot projects in the following markets: Houston, TX; Tampa, FL; Jacksonville, FL; Albany, NY; Honolulu, HI; Phoenix, AZ; Bozeman, MT; Richmond, VA; Nashville, TN; Plano, IL; and Aurora, IL. The company believes it can participate in market build outs in many of these markets, in addition to receiving "substitution rights" in others.

Post September 11/Homeland Security Issues: The FCC was impressed that after the terrorist attacks in NYC the quickest and most reliable access to data was when officials reactivated the Metrocom Ricochet™ wireless system. The vulnerability of fixed cable and fiber optic cable was demonstrated, as it took days to get most of lower Manhattan "lit up". The cell networks also proved vulnerable, as they collapsed under the sudden surge in volume. As a result, a sizable portion of President Bush's proposed 37 billion spending request for Homeland security will be allocated towards establishing redundant communications links and enhanced emergency broadcast infrastructures. The Company expects this will put enormous pressure on the FCC to favorably rule on these regulatory issues surrounding two-way transmissions in the terrestrial broadcast band. In addition, these various spending initiative should provide significant business opportunities for the company.

Products

The Company will provide the following networking products:
*	Internet & Other Wide Area Network (WAN) Access
*	Internet services such as web design, web site hosting, mail services, collocation, and network consulting services
*	Videoconferencing over public and private networks
*	Delivery of Video & Audio Programming
*	Software, Network Applications & Database Distribution

Description of Technology

The Company strongly believes that the current development work being performed in OFDM technology overcomes fixed wireless's current shortcomings, "line of sight", and "range of service". Frequency division multiplexing (FDM) is a technology that transmits multiple signals simultaneously over a single transmission path, such as a cable or wireless system. Each signal travels within its own unique frequency range (carrier), which is modulated by the data (text, voice, video, etc.). Orthogonal FDM's (OFDM) spread spectrum technique distributes the data over a large number of carriers that are spaced apart at precise frequencies. This spacing provides the "orthogonal" in this technique, which prevents the demodulators from seeing frequencies other than their own. The benefits of OFDM are high spectral efficiency, resiliency to RF interference, and lower multi-path distortion. This is useful because in a typical terrestrial broadcasting scenario there are multipath-channels (i.e. the transmitted signal arrives at the receiver using various paths of different length). Since multiple versions of the signal interfere with each other (inter symbol interference (ISI)) it becomes very hard to extract the original information. OFDM is sometimes called multi-carrier or discrete multi-tone modulation. It is the modulation technique used for wireless LAN's and ISM spectrum networks using IEEE 802.11a and 802.11g standards as well as digital TV in Europe, Japan and Australia.

Uses

DAB - OFDM forms the basis for the Digital Audio Broadcasting (DAB) standard in the European market.

ADSL - OFDM forms the basis for the global ADSL (asymmetric digital subscriber line) standard.

Wireless Local Area Networks - development is ongoing for wireless point-to-point and point-to-multipoint configurations using OFDM technology.

In a supplement to the IEEE 802.11 standard, the IEEE 802.11 working group published IEEE 802.11a, which outlines the use of OFDM in the 5.8-GHz band. Recently issued 802.11g standard also will utilize OFDM in the 2.4 GHz band.

MIMO-OFDM

Multiple Input, Multiple Output Orthogonal Frequency Division Multiplexing is a technology developed by Iospan Wireless that uses multiple antennas to transmit and receive radio signals. MIMO-OFDM will allow service providers to deploy a Broadband Wireless Access (BWA) system that has Non-Line-of-Sight (NLOS) functionality. Specifically, MIMO-OFDM takes advantage of the multipath properties of environments using base station antennas that do not have LOS. According to Iospan, "In this environment, radio signals bounce off buildings, trees and other objects as they travel between the two antennas. This bouncing effect produces multiple "echoes" or "images" of the signal. As a result, the original signal and the individual echoes each arrive at the receiver antenna at slightly different times causing the echoes to interfere with one another thus degrading signal quality.

The MIMO system uses multiple antennas to simultaneously transmit data, in small pieces to the receiver, which can process the data flows and put them back together. This process, called spatial multiplexing, proportionally boosts the data-transmission speed by a factor equal to the number of transmitting antennas. In addition, since all data is transmitted both in the same frequency band and with separate spatial signatures, this technique utilizes spectrum very efficiently.

VOFDM (Vector OFDM) uses the concept of MIMO technology and is also being developed by Cisco Systems.

Mesh Networking

Power restrictions on the uplink radios have, in the past, limited this technology to distances less than two miles. The company intends to use the combination of edge routing and mesh networking to solve this issue. Currently each customer installation needs to transmit back to the access point (POP) to the wide area network (WAN). New devices (offered by Nokia among others) now allow each customer installation to act as a relay point, offering the ability to "hop" back to the POP. This solves many issues previously experienced around line of sight and Distance restriction.

Other Versions of OFDM

The following versions of OFDM are being developed into early stage devices that the company will consider as future solutions to two-way fixed wireless services.

WOFDM - Wideband OFDM, developed by Wi-Lan, develops spacing between channels large enough so that any frequency errors between transmitter and receiver have no effect on performance.

Flash OFDM - Flarion (Lucent/Bell Labs spin-off) has developed this technology, also called fast-hopped OFDM, which uses multiple tones and fast hopping to spread signals over a given spectrum band.

Competition

It is impossible to identify all of the potential participants who will ultimately enter and shape the competitive market of the last-mile network through the 21st Century. The company's fixed wireless technology and processes, utilizing the broadcaster's excess digital spectrum is unique. There are many alternatives to providing the "last mile" for data services and they are discussed below.

DSL -- DSL technology expands the capacity of the current copper wire infrastructure, offering a dedicated connection and speeds of up to 2 Mbps. However, DSL has significant distance limitations. The customer must be approximately within 12,000 to 18,000 feet from the Telco's central offices, and therefore deployments are largely confined to metropolitan areas. Furthermore, even if customers are within the optimal service range, they may not be able to receive service due to line conditioning issues inherent with deploying DSL. This has resulted in major delays in DSL deployments, despite the billions of dollars dedicated to its rollout by the CLECs and ILECS. DSL, which comes in a variety of flavors, is typically optimized in its asymmetric format, where the upstream speeds are significantly lower than the downstream speeds. This type of connection is not well suited for business; where e-commerce, VOIP, VPN, and file transfer activities require a symmetrical connection in which speed is not degraded.

Cable -- Cable modems allow data to be delivered at high speeds over the extensive network currently designed for television broadcast. To provide broadband access, the network must be upgraded to remove all 'one-way' components. This is an expensive and slow process, involving the insertion of fiber optic transport equipment into the trunk portion of the network. This need to upgrade the network has limited the speed with which cable modems have been deployed. Like DSL, cable offers asymmetrical connections, which are typically not well suited for business purposes.

Fiber -- Generally, fiber-optic cables offer the highest access speeds of all the current available solutions transmitting at speeds in multiples of 10 Gbps. However, fiber costs roughly $150,000 per mile to install, and the cost increases if the fiber is extended into the building, especially in congested urban areas. As a result, fiber has been largely limited to high-end business buildings in major metropolitan areas. Nonetheless, according to recent studies, fiber only reaches between 2% and 8% of commercial business buildings.

Leased lines-- To receive high-speed broadband connections, medium to large businesses and campuses have generally leased dedicated copper lines from Telco's (TI/T3 services in the US and El/E3 services internationally). These services can offer users bandwidth from 1.5 Mbps to over 44 Mbps. However, leased lines have significant limitations as well. Aside from the fact that service fees for these high-speed dedicated connections are extremely expensive, leased lines cannot approach the speeds offered by fiber. In addition, the Telco's' current infrastructure can only support a limited number of dedicated lines relative to the demand for broadband access. Furthermore, in today's open networking environment, dedicated connections can be inflexible, limiting large corporations' ability to be connected with customers and partners.

Satellite -- Satellite-based solutions are the most recent entrants into the 'last-mile' broadband access market. The rollout of these solutions has been somewhat delayed due to technology, limitations that allowed for broadband downstream-, but required a wired connection for the upstream transmission. Satellite equipment providers, who now offer two-way broadband solutions for residential and business customers, have overcome this limitation. Equipment to provide this service is still expensive and upstream latency issues exist.

Fixed Wireless Broadband -- There are several major providers of fixed wireless broadband services (FWB), including Sprint and WorldCom offering services over licensed spectrum bands such as MMDS and ITFS. Numerous local service providers also offer FWB over ISM, unlicensed spectrum. The Company's offering is considered FWB, but carries unique advantages as it has the advantages of using licensed spectrum (quality control and exclusiveness), while using the more robust and powerful UHF band, incorporating "next generation" OFDM architecture.

Employees and Consultants

We currently have no full time salaried employees. Our business is in the development stage and operates under the day-to-day supervision of our President and CEO, Gary Brown, who serves without cash compensation.

ITEM 2.     DESCRIPTION OF PROPERTY

Basic Technologies Properties

We currently do not maintain executive corporate offices. Subject to obtaining necessary funding, we plan to lease executive office space in the Sarasota, Florida area. Until that occurs, Mr. Brown operates from an office located in his residence.

Founders Industries Properties

Oil Reserves. Founders Industries owns a working interest in proven, developed oil reserves on approximately 2,300 acres in western Texas known as the Yankee (Canyon Sand) Field Unit, MA., RRC No. 03215, of Tom Green County, Texas, as set forth in that certain Unit Agreement as recorded in Volume 405, Page 609 of the Deed Records of Tom Green County, Texas. The acquisition cost of $3,711,000 assigned to the reserves at the time of their acquisition in April 1998 represents the discounted net present value of net revenues, and was calculated based upon the then market price of $15.00 per each of 880,000 recoverable barrels of oil, less development and operating costs, discounted at a rate of 10%.

Drilling Activity. Founders Industries has not had drilling activity on its owned properties.

Present Activity and Commitments. Founders Industries is presently producing only the Grace Bell Lease, and has no delivery or drilling commitments.

Locations. During portions of the most recent fiscal year, Founders Industries has had five locations, including (i) its leased executive offices located at 1026 West Main Street, #104, Lewisville, Texas 75067; (ii) a five-acre tract of land located in Young County, Texas, on which a metal building is situated; (iii) a leased building situated on three and one half acres in the City of Olney, Texas; (iv) a leased office location of approximately fifteen hundred (1,500) square feet, located upstairs in an industrial building at 2628 Ualena Street, Suite C, Honolulu, Hawaii 96819; and (v) a leased office location of approximately eight hundred (800) square feet, located downstairs with retail front in an industrial building at 355 Hukilike Street, Suite 103, Kahului, Maui, Hawaii 96732. The Honolulu and Kahului, Maui, facilities were used by CYBERTRON for its internet service provider and computer consulting operations. The Company anticipates that these facilities will be adequate for its foreseeable future needs (as applicable to Company operations).

ITEM 3.     LEGAL PROCEEDINGS

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings.

With the formation and organization of Founders Industries, our liabilities and obligations, including accounts payable were assigned to and assumed by Founders Industries. Founders Industries' operating and discontinued subsidiaries have numerous outstanding open accounts which from time to time are filed for collection. None of these pending matters is deemed to be material or outside of the ordinary course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matter was submitted to a vote of securityholders during the fourth quarter of fiscal year ended June 30, 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                    MATTERS

Since April 2001, our common stock has traded on the Over-the-Counter Market and has been quoted on the OTC Electronic Bulletin Board under the symbol "BTEC."

The following table sets forth the high and low prices for our common stock for each quarter since April 2001. The prices presented below are bid and ask prices, which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High

June 30, 2001	$.35	$.50
September 30, 2001	$.10	$.25
December 31, 2001	$.25	$.32
March 31, 2002	$.60	$.85
June 30, 2002	$.75	$.85
September 30, 2002	$.09	$.11

On October 9, 2002, the bid and ask prices of our common stock as quoted on the Bulletin Board were $.08 and $.10, respectively.

Factors we discuss in this form, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

In addition, our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of September 30, 2002, the Company had approximately 108 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

As a result of the formation and organization of Founders Industries and the transfer to the spin-off trust of the shares of Founders Industries previously held for distribution by Basic Technologies, the financial statements included in this report consolidate the activities of the Founders Industries subsidiaries for the fiscal year ended June 30, 2001 and for the period July 1, 2001 to December 31, 2001 and the parent company only for the remainder of the current fiscal year, to wit: January 1, 2002 to June 30, 2002. As a result, comparisons of results of operations for the recently completed fiscal year with the prior year are not particularly meaningful and are not indicative of the Company's present operations and future prospects.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

Revenues

Historical revenues are for the most part limited to those generated by CYBERTRON in its business of internet service provider in the Honolulu, Hawaii market. There have been limited revenues realized from oil and gas production. Most of the internet service provider revenue is received from customers who purchase basic internet service, hosting products, high-speed internet connectivity and other enhanced-value internet services. Revenue for the year ended June 30, 2002 was $172,295, compared to revenues of $420,977 for the prior fiscal year. This decrease was due primarily to the change from 12-month consolidation to six-month consolidation due to the spin-off of Founders Industries.

Operating Expenses

Selling, general and administrative expenses remained essentially constant, decreasing only slightly to $718,237 for the current fiscal year compared to $757,047 for the prior fiscal year. These expenses included full 12-month consolidation of the parent company in both periods. Interest expense decreased from $90,418 for the prior fiscal year to $50,414 for the fiscal year ended June 30, 2002, the decrease again attributable to the six-month consolidation of the operating subsidiaries. Amortization and depreciation showed the most dramatic decrease, from $160,537 for the fiscal year ended June 30, 2001 to $47,027 for the fiscal year ended June 30, 2002. Again, the decrease was due to the six-month consolidation period.

Other Income

For the fiscal year ended June 30, 2002, we reported a net gain from the distribution of stock of Founders Industries of $307,738. This represents the difference between the fair market value of the net assets transferred to Founders Industries and book value of those assets. This represents a nonrecurring gain.

Deferred Tax Benefit

Due to our continuing operating losses, we recognized a deferred tax benefit for the most recently completed fiscal year of $64,551, compared to a deferred tax benefit for the prior fiscal year of $210,938 for the full 12-month period in the prior year.

Plan of Operation

With the spin-off of Founders Industries and our historical operating subsidiaries, we have limited ongoing operations, consisting exclusively of the operations of Rover Telcom Corporation which owns and operates the internet service provider serving the Fresno, California market. Historically, the Fresno ISP has operated at or near a break-even basis, which we expect to continue during the current fiscal year. We expect to incur significant general and administrative expenses over the course of the present fiscal year in connection with developing our current and prospective business opportunities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since inception and have an accumulated deficit. Without an infusion in capital, there is substantial doubt about our ability to continue as a going concern. Since January 1, 2002, our sole source of working capital has been loans from our principal shareholder, Gary Brown. We have no commitment from Mr. Brown to provide future working capital.

For the fiscal year ended June 30, 2002, we had a net loss of $267,784 and operating activities was a net user of cash in the amount of $220,757. Financing activities resulted in a contribution of cash in the amount of $218,075.

As of June 30, 2002, we had no contractual capital commitments outstanding.

In the event that future operating cash flows do not meet all our cash requirements, we will need additional financing. Success in raising additional financing is dependent upon our ability to demonstrate that we can fulfill our business strategy, which is highly speculative. Should we need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available on acceptable terms, we may be unable to pursue our business strategy, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We expect losses from operations and negative cash flow to continue for the foreseeable future. The rate at which these losses will be incurred may increase from current levels. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations.

Our working capital requirements depend on numerous factors. We anticipate incurring additional expenses to increase our infrastructure development. In addition, we will continue to evaluate possible investments in businesses, products and technologies.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements. We believe our most critical accounting policies include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

Revenue Recognition - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions and SEC Staff Accounting Bulletin 101, Interpretive Guidance on Revenue Recognition. Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

Impairment of Long-Lived Assets - The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Long-lived assets such as intellectual property are recorded at cost and amortized over their estimated useful lives. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. Should the Company determine that a long-lived asset is impaired, an impairment loss is recognized in the amount the carrying amount of the asset exceeds its fair value.

Research and Development Costs - The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The new standards are effective for fiscal years beginning after December 15, 2001. Consequently, the Company will apply the new rules beginning in the first quarter of fiscal 2003. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other tangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives, does not anticipate any changes in the estimated useful lives of its intangibles, and does not expect a material financial statement impact upon the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine or promissory estoppel. The Company had no transactions during fiscal 2002 that would fall under the guidance of SFAS No. 143.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2001; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The new standard is effective for fiscal years beginning after May 15, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections were made to various APB Opinions and FASB Statements. The Company is currently assessing the impact of SFAS No. 145 on its operating results and financial condition.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do not involve a discontinued operation shall be included in results from discontinued operations. The Company is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

Item 7.     Financial Statements

Financial statements are included herewith.

BASIC TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
AND
ADDITIONAL INFORMATION
June 30, 2002 and June 30, 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Basic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Basic Technologies, Inc. (a Corporation) and subsidiaries as of June 30, 2002 and June 30, 2001 and the related consolidated statements of income, retained earnings and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Technologies, Inc. and subsidiaries as of June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Statements of Changes in Stockholders' Equity and the Table of Reportable Segments are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the financial statements, the subsidiary companies of Basic Technologies, Inc. were transferred to Founders Industries, Inc. in exchange for Founders' stock as of December 31, 2001. Therefore, the financial statements reflect a consolidation of all subsidiaries for the fiscal year June 30, 2001 and the first six months of fiscal year June 30, 2002.

Lewisville, Texas
September 28, 2002

BASIC TECHNOLOGIES, INC. Consolidated Balance Sheets June 30, 2002 and June 30, 2001
	June 30	June 30
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$ 0	$ 2,682
Accounts Receivable-Net	0	33,334
Inventories	0	46,224
Deferred Tax Asset	0	134,354
TOTAL CURRENT ASSETS	0	216,594
FIXED ASSETS
Equipment	0	421,302
Land and Buildings	0	13,088
Less: Accumulated Depreciation	0	(89,316)
TOTAL FIXED ASSETS	0	345,074
OTHER ASSETS
Certificate of Deposit	0	112,199
Deposits	0	760
Organization Costs-Net	261	712
Proved Developed Oil Reserves	0	3,711,000
Deferred Tax Asset	193,484	313,491
Acquisition Goodwill-Net	0	837,052
TOTAL OTHER ASSETS	193,745	4,975,214
TOTAL ASSETS	$ 193,745	$ 5,536,882

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short Term Notes Payable	$ 0	$ 89,846
Accounts Payable	10,433	226,446
Accrued Expenses and Interest Payable	47,537	150,388
Current Portion of Long Term Debt	0	103,992
TOTAL CURRENT LIABILITIES	57,970	570,672
LONG TERM LIABILITIES
Deferred Tax Liability	0	223,069
Payables-Shareholders	0	532,660
Capital Lease Payable	0	32,871
Long Term Notes and Obligations	0	710,445
Less: Current Maturities	0	(103,992)
TOTAL LONG TERM LIABILITIES	0	1,395,053
STOCKHOLDERS' EQUITY
Common Stock, $.00001 par value, 100,000,000 shares
authorized and 8,798,356 shares and 7,855,555 shares, respectively,
issued and outstanding	88	78
Preferred Stock, $.00001 par value, 10,000,000 shares
authorized and no shares issued and outstanding	0	0
Paid in Capital	919,740	5,258,105
Distributions	(307,738)	0
Paid Stock Subscriptions	41,750	500
Treasury Stock (850,000 shares common)	0	(768,150)
Retained Earnings (Deficit)	(518,065)	(919,376)
TOTAL STOCKHOLDERS' EQUITY	135,775	3,571,157
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 193,745	$5,536,882

BASIC TECHNOLOGIES, INC.
Consolidated Statements of Income
For the periods ended June 30, 2002 and June 30, 2001
	June 30	June 30
	2002	2001
REVENUES	$ 172,295	$420,977
COST OF SALES	0	7,298
GROSS PROFIT	$ 172,295	$413,679
OPERATING EXPENSES
Selling, General and Administrative Expenses	718,237	757,047
Interest	50,414	90,418
Amortization & Depreciation	47,027	160,537
Bad Debt Expense	3,103	7,461
TOTAL OPERATING EXPENSES	818,781	1,015,463
NET INCOME (LOSS) FROM OPERATIONS	$ (646,486)	$(601,784)
OTHER INCOME (EXPENSE)
Gain (Loss) - Asset/Debt Disposition	(1,018)	6,547
Gain (Loss) - Lawsuit Settlement	5,062	(77,378)
Gain - Distribution of Founders' Stock	307,738	0
Interest Income	2,369	2,177
TOTAL OTHER INCOME (EXPENSE)	314,151	(68,654)
NET INCOME (LOSS) BEFORE TAXES	(332,335)	(670,438)
DEFERRED TAX BENEFIT	$ 64,551	$ 210,938
NET INCOME (LOSS)	(267,784)	(459,500)
Beginning Retained Earnings (Deficit)	(919,376)	(459,876)
Effect of Spin Off of Founders' Stock	669,095	0
ENDING RETAINED EARNINGS (DEFICIT)	$ (518,065)	$ (919,376)
EARNINGS PER SHARE
Income (Loss) for Common Stockholders	$ (0.03)	$ (0.06)

BASIC TECHNOLOGIES, INC. Consolidated Statements of Cash Flows For the periods ended June 30, 2002 and June 30, 2001
	June 30	June 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(267,784)	$(459,500)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	23,955	114,844
Amortization	23,072	45,693
Loss - Lawsuit Settlement	0	77,378
Other Adjustments	0	7,250
Expenses Paid with Stock	349,368	0
Decrease in Accounts Receivable	0	733
Decrease in Inventories	0	24,679
(Increase) in Deferred Tax Asset (net)	0	(210,938)
Increase in Accounts Payable and Accrued Liabilities	0	94,496
Increase in Deposits	0	5,104
Increase in Bad Debt Reserve	0	1,915
NET CASH (USED) BY
OPERATING ACTIVITIES	128,611	(298,346)
NET CASH FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(17,794)
Proceeds - Sale of Fixed Assets	0	4,000
NET CASH (USED) BY
INVESTING ACTIVITIES	0	(13,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Bank and Other Notes	0	(65,988)
Proceeds of Notes Payable	0	246,688
Proceeds of Shareholder Loans	0	95,780
Effect of Spin Off of Founders' Stock	(131,293)	0
Proceeds of Stock Sale	0	16,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	(131,293)	292,480
NET INCREASE (DECREASE) IN CASH	(2,682)	(19,660)
CASH AT BEGINNING OF YEAR	2,682	22,342
CASH AT END OF YEAR	$0	$2,682
SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest During the Fiscal Period	$50,414	$90,418

BASIC TECHNOLOGIES, INC. Consolidated Statements of Changes in Stockholders' Equity For the periods ended June 30, 2002 and June 30, 2001
	June 30	June 30
	2002	2001
COMMON STOCK
Balance at Beginning of Year	$78	$77
Issuance of 1,710,957 and 44,000 shares of stock
for expenses and debt repayment	17	1
Retirement of 768,150 shares of Treasury Stock	(7)	0
Balance at End of Year	$88	$78
STOCK SUBSCRIPTIONS
Balance at Beginning of Year	$500	$28,500
Subscriptions Received	92,952	16,000
Stock Issued	(51,702)	(44,000)
Balance at End of Year	$41,750	$500
ADDITIONAL PAID IN CAPITAL
Balance at Beginning of Year	$5,258,105	$5,162,408
Proceeds or Market Value in Excess of Par Value of Common Stock
Issued for Expenses, Debt Repayment and Stock sold ($95,697)	0	95,697
Distribution of Founders' Stock	(4,095,037)	0
Effect of Spin Off of Founders' Stock	(243,328)	0
Balance at End of Year	$919,740	$5,258,105
DISTRIBUTIONS
Balance at Beginning of Year	$0	$0
Gain on Distribution of Founders' Stock	(307,738)	0
Balance at End of Year	$(307,738)	$0
TREASURY STOCK
Common Stock Assigned from Lawsuit Settlement and Held	$(768,150)	$(768,150)
for Resale (850,000 shares)
Retirement of Treasury Stock	768,150	0
Balance at End of Year	$0	$(768,150)
RETAINED EARNINGS (DEFICIT)
Balance at Beginning of Year	$(919,376)	$(459,876)
Net Loss	(267,784)	(459,500)
Effect of Spin Off of Founders' Stock	669,095	0
Balance at End of Year	$(518,065)	$(919,376)
TOTAL STOCKHOLDERS' EQUITY	$135,775	$3,571,157

BASIC TECHNOLOGIES, INC. Table of Reportable Segments For the period ended June 30, 2000
	Oil & Gas	Environmental	Equipment	Internet &
	Production	Remediation	Leasing	E-Business	Eliminations	Consolidated
Sales to Unaffiliated Customers	$3,100	$453,673	$0	$253,898	$0	$710,671
Inter-Segment Sales	0	0	84,500	0	(84,500)	0
Total Sales	$3,100	453,673	84,500	253,898	(84,500)	710,671

Operating Income (Loss)	$3,100	(408,780)	(19,139)	(49,249)		(474,068)
Corporate Expenses						(48,311)
Total Operating Income (Loss)						(522,379)
Depreciation & Amortization	$0	2,053	94,623	28,508	0	125,184
Corporate Expenses						555
Total Depreciation & Amortization						125,739
Interest Revenue (Not Allocated to Segments)						380

Interest Expense	$0	18,556	8,716	1,982	0	29,254
Corporate Expenses						11,193
Total Interest Expense						40,447
						0
Segment Assets	$3,711,000	378,102	1,201,902	998,623	(236,404)	6,053,223
General Corporate Assets						275,460
Total Assets						6,328,683

Expenditures for Segment Assets	$0	$3,871	$91,553	$3,585	$0	$99,009

BASIC TECHNOLOGIES, INC. Table of Reportable Segments or the period ended June 30, 2001
	Oil & Gas	Environmental	Equipment	Internet &
	Production	Remediation	Leasing	E-Business	Eliminations	Consolidated
Sales to Unaffiliated Customers	$4,608	$4,000	$1,527	$410,842	$0	$420,977
Inter-Segment Sales	0	0	0	0	0	0
Total Sales	$4,608	4,000	1,527	410,842	0	420,977
Operating Income (Loss)	$1,720	(59,993)	(106,064)	(88,033)		(252,370)
Corporate Expenses						(349,414)
Total Operating Income (Loss)						(601,784)
Depreciation & Amortization	$0	933	99,329	58,064	0	158,326
Corporate Expenses						2,211
Total Depreciation & Amortization						160,537
Interest Revenue (Not Allocated to Segments)						2,177
Interest Expense	$0	22,564	8,239	11,730	0	42,533
Corporate Expenses						47,885
Total Interest Expense						90,418
						0
Segment Assets	$3,711,000	255,842	260,035	948,431	(220,199)	4,955,109
General Corporate Assets						581,773
Total Assets						5,536,882

Expenditures for Segment Fixed Assets	$0	$0	$0	$14,680	$0	14,680
Corporate Assets						3,114
Total Expenditures for Fixed						$17,794

BASIC TECHNOLOGIES, INC. Table of Reportable Segments For the period ended June 30, 2002
	Oil & Gas	Environmental	Equipment	Internet &
	Production	Remediation	Leasing	E-Business	Eliminations	Consolidated
Sales to Unaffiliated Customers	$4,254	$0	$0	$168,041	$0	$172,295
Inter-Segment Sales	0	0	0	0	0	0
Total Sales	$4,254	0	0	168,041	0	172,295
Operating Income (Loss)	$2,149	(54,187)	0	(97,606)		(149,644)
Corporate Expenses						(496,842)
Total Operating Income (Loss)						(646,486)
Depreciation & Amortization	$0	16,042	0	24,001	0	40,043
Corporate Expenses						6,984
Total Depreciation & Amortization						47,027
Interest Revenue (Not Allocated to Segments)						2,369
Interest Expense	$0	17,242	0	1,614	0	18,856
Corporate Expenses						31,558
Total Interest Expense						50,414
						0
Segment Assets	$0	0	0	0	0	0
General Corporate Assets						193,745
Total Assets						193,745
Expenditures for Segment Fixed Assets	$0	$0	$0	$0	$0	0
Corporate Assets						0
Total Expenditures for Fixed						$0

BASIC TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
June 30, 2002 and June 30, 2001

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities and Basis of Accounting

The Company, a corporation, was engaged in the diversified operations of environmental remediation and recovery of oil and gas properties in Texas and Oklahoma, the development of oil and gas ventures and related interests, and as an internet service provider and e-business consultant in Hawaii, with its corporate headquarters located in Lewisville, Texas. The Company incorporated in the state of Colorado on January 21, 1998 and its fiscal year end is June 30.

On December 31, 2001, the Board of Directors and Shareholders of Basic Technologies, Inc (Basic) formed Founders Industries, Inc. (Founders), a corporation, for the purpose of effecting a tax-free reorganization pursuant to the provisions of Sections 351, 355 and 368 of the Internal Revenue Code of 1986, as amended, and to transfer all of the assets and liabilities and operations of Basic's subsidiary companies to Founders solely in exchange for Founders' stock. Founders issued 8,198,356 shares (first certificate) of its $.001 par value stock to Basic. In February, 2002, the Company transferred a second certificate representing the 8,198,356 shares of the Founders stock (the "Spin Off Shares") to Basic's shareholders in trust as a prorata dividend, such shares to be "restricted securities" under the Securities Act of 1933, as amended. Due to this distribution of the shares, the original certificate was cancelled.

Accrual Basis

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Consolidation

The Company was formed as a parent holding company to operate through subsidiaries. The financial statements consolidate the activities of its subsidiary companies for the prior fiscal year and the current fiscal year (July 1, 2001 to December 31, 2001) and the parent company only for the remainder of the current fiscal year (January 1, 2002 to June 30, 2002) and

         Yankee Development Corp., a Texas corporation
         P & A Remediation, LLC, a Texas limited liability company
         Simpco, Inc., a Texas corporation
         P & A Remediation, LLC, an Oklahoma limited liability company
         Cyber Cities Technologies, Inc., a.k.a. Cybertron, a Hawaii corporation
         Oilfieldjunk.com

All significant intercompany transactions and balances have been eliminated.

Cash

For purposes of the statement of cash flows, the Company considers all short term securities purchased with a maturity of three months or less to be cash equivalents. There are no restrictions on any balances.

Accounts Receivable

Prior to the reorganization, the Company's policy regarding bad debt expense had been by use of the allowance method. Current year additions to the allowance were $3,103. Prior year additions were $7,461. There are no significant concentrations of credit risk.

The accounts receivable was transferred in the reorganization with Founders.

Inventories

Prior to the reorganization, the Company's policy regarding inventories was to carry them at cost, using the first-in, first-out method. In addition to direct purchases, inventory was acquired through the performance of services (See note about revenues).

Pipe inventory, in the form of a 35-mile long abandoned oil gathering pipeline, was acquired for the issuance of a $35,000 promissory note.

These inventories were transferred in the reorganization with Founders.

Fixed Assets

Prior to the reorganization, the Company's policy regarding fixed assets was to carry them at acquisition cost. Depreciation was provided using the straight-line method over the estimated economic lives of the assets, which range from 40 years for buildings to 3 to 15 years for all other assets.

The fixed assets were transferred in the reorganization to Founders.

Intangibles

Organization costs are amortized over 60 months. Prior to the reorganization, the Company's policy regarding amortization of goodwill, created from the acquisition of Cyber Cities Technologies, Inc. was to amortize over 20 years.

The goodwill was transferred in the reorganization to Founders.

Income Taxes

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

Deferred Tax Liability

Prior to the reorganization, the Company's policy regarding deferred taxes in purchasing Cyber Cities Technologies, Inc., which was accounted for using the "purchase" method of accounting, was by using the "liability" method. This requires the acquisition to be accounted for at the fair value of the assets received or given up, whichever is more readily available. Further, this transaction caused a deferred tax liability to be booked, due to the difference between the book basis and tax basis of the assets received. The offset to this entry increased goodwill.

The deferred tax liability was transferred to Founders in the reorganization.

Common Stock

The Company's common stock is stated at par value ($.00001) and the paid in capital represents the difference between the fair value of the assets received and the common stock at par value. During the year, the Company issued 906,599 of its restricted common stock to certain Shareholders and Directors under an incentive stock option plan. After exercise of the options, the Company expensed as officer and director compensation an amount equal to the difference between the fair value of the shares at the date of exercise and the original option cost. There are no outstanding commitments or provisions for stock options, stock compensation, conversion rights, redemption requirements or unusual voting rights.

Revenues

Services

Prior to the reorganization, the Company had service income as an Internet service provider and consultant in Hawaii.

Prior to the reorganization, the Company provided services for oil well plugging using two types of contracts: cash and salvage. No such services were performed during the period.

Sales

Prior to the reorganization, inventory, whether acquired by purchase or through services, was resold to oil and construction customers. No such services were made during the period.

Interest

Interest expensed for the current period is $50,414 and $90,418 for the prior fiscal year. No interest has been capitalized.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

Prior to the reorganization, the Company had made various issues of common stock for the purchase of certain assets:

On April 23, 1998, the Company issued 5,305,625 restricted common voting shares in exchange for 100% of Yankee Development Corporation. Upon consummation of the transaction, the former owners of Yankee Development Corporation controlled approximately 90% of the issued and outstanding shares of Basic Technologies, Inc. and Yankee Development Corporation became a wholly owned subsidiary of Basic Technologies, Inc.

The transaction was consummated as a purchase of assets, rather than a pooling of interests. The $3,711,000 valuation assigned to the purchase of Yankee Development Corporation was based on the underlying net assets, which consist of working interests in proven oil and gas reserves discounted to net present value of net revenues less development and operating costs. The discount applied was 10%. The oil and gas reserves are the only substantial assets in the subsidiary company.

In October, 1998, the Company formed a Limited Liability Company (P & A Remediation, LLC) with Simpco, Inc. (later a wholly owned subsidiary) with the intention of developing environmental remediation in oil and gas fields. The Company owned 99% of the stock of P & A Remediation, LLC, and Simpco, Inc. owned 1%. See also Note 5.

In January, 1999, the Company issued 850,000 restricted shares of its voting common stock in exchange for all of the outstanding common stock of Simpco, Inc., a Texas corporation. That corporation, later a wholly owned subsidiary, was intended to be the owner and lessor of the consolidated entities' operating equipment. A promissory note for $110,000 was also issued to the shareholders of Simpco, Inc. as part of the acquisition cost. The transaction was accounted for under the purchase method. See also Note 5.

In November, 1999, P&A Remediation LLC, an Oklahoma Limited Liability Company, was formed for the purpose of beginning remediation and sales operations in Oklahoma. See also Note 5.

Effective January 1, 2000, the Company issued 979,232 restricted shares of its voting common stock in exchange for all of the assets and operations, subject to certain liabilities, of Cyber City Honolulu, Inc., a Hawaii corporation. Included in the exchange was the acquisition of all intangibles including all trade names, customer lists, goodwill and other intangibles. The assets and liabilities were then transferred into a newly formed, wholly owned Hawaii corporation, Cyber Cities Technologies, Inc. The acquisition was accounted for using the "purchase" method of accounting. The predecessor and successor companies are a regional Internet service provider and Internet web page hosting service. The Company recognized goodwill in the amount of $681,848. A related deferred tax liability of $223,069 was recognized, which increased the acquisition goodwill.

Upon the reorganization, all assets and liabilities of all subsidiary companies were transferred to Founders in exchange for the common stock of Founders and gain was recognized. See also NOTE 8.

NOTE 3 - EMPLOYEE BENEFITS

There are currently no qualified or non-qualified employee pensions, profit sharing, stock option or other plans authorized for any class of employees. Group health insurance was provided to employees in Hawaii and via the reorganization, has been transferred to Founders.

NOTE 4 - LEASES

Capital Leases

Prior to the reorganization, the Company had one equipment lease, the terms of which mandated accounting as a capital lease. The leased assets were depreciated with interest imputed. This capital lease was transferred to Founders in the reorganization.

Operating Leases

Prior to the reorganization, the Company had certain computer/communication equipment which was leased under operating leases. These leases were transferred to Founders in the reorganization.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In August, 2001, the Company settled lawsuits, filed by and against the former owners of Simpco, which essentially transferred the original equipment acquired from the former owners back to the former owners in exchange for the 850,000 shares of Basic Technologies, Inc. originally issued. Additionally, certain payables and notes payable were simultaneously cancelled. The Company recognized a loss on the settlement of $77,378, which was accrued in fiscal year June 30, 2001.

Management is not aware of any other lawsuits or other matters which would impair the Company in its ability to operate.

NOTE 6 - PROVEN DEVELOPED OIL RESERVES

Prior to the reorganization, the Company owned, through a subsidiary, proven developed oil reserves on 2,300 acres in west Texas. Valuation at the time of acquisition was based upon the discounted net present value of net revenues, after development and operating costs. The applied discount rate was 10%, and the oil price used was $15.00 per barrel. Recoverable oil reserves were estimated to be 880,000 barrels. See also Note 2 above.

These reserves have been transferred to Founders in the reorganization.

NOTE 7 - INCOME TAXES

Starting in 1998, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As there is a net operating loss in the current fiscal year, the Company has calculated a long-term deferred tax benefit as follows:
Fiscal Year June 30, 2002	$ 64,552
Prior Years	128,932
Gross Deferred Tax Asset	$ 193,484

The Company had previously recorded a deferred tax liability for the difference between book basis and tax basis for the acquisition of Cyber Cities Technologies, Inc.

This was transferred to Founders in the reorganization.

NOTE 8 - DISTRIBUTION OF FOUNDERS' STOCK

The Board of Directors and Stockholders of Basic, in conjunction with the reorganization with Founders, determined to distribute the Founders' stock to its shareholders of record. The stock of Founders, which was received in exchange for all of the assets and liabilities of its operating subsidiaries was indeed "distributed" to its shareholders ("Spin Off" shares) as of February 8, 2002. Because this distribution of stock was deemed to be a "property" distribution, gain or loss is calculated on the difference between the book and fair market values of the underlying assets and liabilities. The gain/loss calculation is as follows:
Fair Market Value of Net Assets Given Up	$ 4,363,264
Book Value of Net Assets Given Up	4,055,526
Gain on Distribution	$ 307,738

NOTE 9 - SEGMENT REPORTING

The Company has adopted SFAS No. 131, and uses the Management approach to determine and disclose reportable segment information.

Prior to the reorganization, the Company's four reportable business segments were based upon distinctive types of activities or services: environmental remediation; equipment leasing; oil and gas production; and Internet and e-business services. A full description of these segments is included in Note 1. All segments operate within the United States. The equipment-leasing segment provides service only to the environmental segment. After the reorganization, the Company had no reportable business segments as all subsidiary companies' operations were transferred to Founders.

The accounting policies of the segments are the same as those described in the summary of significant policies. Inter-segment services are recorded using internal transfer prices set by the Company.

NOTE 10 - EARNINGS PER SHARE

Primary earnings (loss) per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There are no provisions or contracts that would create potential dilution of common stock.

NOTE 11 - LONG-TERM DEBT

Prior to the reorganization, the Company had issued various notes payable for operating and financing purposes. All of these notes payable have been transferred to Founders.

NOTE 12 - RELATED PARTY TRANSACTIONS

Open account cash advances have been made by various shareholders. As of the date of the financial statements, no promissory notes, interest rates or repayment schedules have been set. The open account cash advances have been transferred to Founders in the reorganization.

NOTE 13 - SUPPLEMENTAL DISCLOSURES-STATEMENT OF CASH FLOWS

Operating activities reflect interest paid of $50,414 for the current period and $90,418 for the prior fiscal period.

NOTE 14 - COMPREHENSIVE INCOME

The Company had no elements of comprehensive income during the period.

NOTE 15 - GOING CONCERN

The Company has incurred losses in each of the past three years and after the reorganization is basically in a developmental stage. The Company's viability will continue to hinge on its ability to obtain outside financing for the near term.

NOTE 16 - SUBSEQUENT EVENT

On September 10, 2002, the Company entered into an agreement to purchase the assets and operations of an Internet Service Provider. The agreement called for Basic to issue 3,750,000 shares of its common stock in exchange for the assets and operations of the acquired Company. This has been accounted for as a Section 351 tax-free exchange. The Company hopes to build its future with acquisitions such as this in the technology sector.
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years and any later interim period, we did not dismiss our principal independent accountant. Our principal accountant was the principal accountant of all significant subsidiaries. There have been no disagreements with our accountants on accounting and financial disclosure matters.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position
Gary L. Brown	54	Chief Executive Officer, Director
Kenneth L. Marshall	62	Secretary
Tim White	44	Vice President - Administration, Director
Robert D. Francis	66	Director
Stephen L. Rogers	60	Director

___________________________

Gary L. Brown age 54, CEO, Board Member - Prior to BTEC, Mr. Brown was Chairman of the Board and founder of LineShark Communications, Inc. a regional Internet Service Provider. Mr. Brown was an original founder of SkyLynx Communications, Inc. based in Denver, CO and served as its Chairman of the Board, President and CEO for over two years. SkyLynx Communications is an Internet service provider embarking on a rapid acquisition strategy similar to LineShark concentrating on the Pacific Rim region of the country. Mr. Brown resigned his position at SkyLynx to devote his full time to LineShark. Mr. Brown had been in the securities industry since 1973 as a registered securities principal in both Colorado and Florida. He has vast experience in the capital formation and establishing of publicly traded companies as well as mergers and acquisitions. Mr. Brown took SkyLynx from inception to over a $300 million capitalization and set in place commitments to fund the future growth and expansion of the company. Mr. Brown attended Central Missouri State University from 1967 to 1972.

Tim White age 44, Vice President- Administration, Board Member - With over 20 years of experience in Human Resources and Operations in the consumer products, wireless telecom and high tech industries, Mr. White has held executive positions in rapid growth businesses leading strategic organizational planning and development initiatives for such companies as Microsoft Corporation, CellularOne and Tropicana Products. Additionally, Mr. White has been a consultant to venture capital firms in the 'Convergence Corridor' of Denver and Boulder, CO, assisting those firms and their portfolio of high tech/software development companies with strategic planning issues, as well as assessing the human capital viability/capability of prospective start up businesses and portfolio companies. From 1986 to 1996 he was instrumental in the expansion of Tropicana into the world's leading juice beverage company as a key contributor in staffing, organizational development and employee relations. His participation as a strategic business partner with a keen sense for assembling highly skilled teams for a variety of functional areas within Microsoft and CellularOne led to unprecedented gains in productivity, service delivery and profitability for the various business units he supported. He has a broad based knowledge of the business application of human resource and operations functions and their role in the success of any business. Most recently Mr. White is founder and President of Empact Consulting Group, a human resources/ business solutions provider based in Sarasota, FL. Mr. White holds a Bachelor's Degree in Communications and a minor in Business from the University of South Florida in Tampa.

Kenneth L. Marshall age 62, Secretary and General Counsel- Mr. Marshall has been a member of the Florida Bar since 1972. He served as Secretary and General Counsel for SkyLynx and LineShark Communications, Inc. His area of practice is commercial law. He holds a J.D. degree from The Washington College of Law, The American University and a B. S. in Business Management from Florida Atlantic University.

Robert D. Francis age 66, Board Member With 40 years of telecommunications industry experience, Robert D. Francis has spent most of his professional career managing operations for public corporations such as Motorola, GTE, Paradyne, Stromberg-Carlson and Infotron Systems Corporation. From 1990 through 1993, he served as President of General DataComm International (NYSE: GDC) prior to forming his own consulting business in 1993, Milford Communications Partners L.L.C. Milford Communications Partners L.L.C., is a consultancy company specializing in advanced technology for telecommunications and interactive media. Its primary focus is incubating companies in the rapidly growing markets for Internet and wireless communications. The company is based in Clearwater, Fl, and continues to provide services to start-ups and leading U.S. and international companies expanding into new markets. In 2000, Mr. Francis helped found Milford Investment Partners, Clearwater, Florida, to arrange investments in wireless and Internet companies. He was a member of the World Teleport Association from 1987 until 2000, and on their Board of Directors from 1993 through 1999. From June 1994, until April 1999, he was the Secretary General of the World Teleport Association where he was the global spokesperson and managed the operations of this international member-service organization of Teleport operators, suppliers and consultants. Mr. Francis was a founder and Managing Director of Jefferson Partners L.L.C., Washington, DC, where he directed the telecommunications practice, with a focus on Satellite, Internet, Multimedia and Wireless technologies. In addition to management consulting, he arranged investments and joint ventures for emerging companies and assisted in recruiting and training management.

Stephen L. Rogers, age 60, Board Member, has more than 30 years of senior management experience in the broadcast television industry. He served as the President and CEO of WEDU, Tampa, Fla., one of the most-viewed public television stations in the nation. He has been recognized both locally and nationally for his leadership, technical expertise and business acumen, most recently with the prestigious 21st Century Award by America's Public Television Stations and as TV Station Manager of The Year by Tampa Bay Magazine. Mr. Rogers served as Chairman of the Board of the Florida Public Broadcasting Service for two years and a board member for ten years. He has also been a member of the board of directors of the Florida Association of Broadcasters for four years. He also served on numerous committees in Washington, D.C. assisting congressional staff in the drafting of public broadcasting legislation addressing new technologies.

Key Advisors and Other Personnel

Alfredo Chang, Advisor Mr. Chang is currently an assistant portfolio manager at GE Financial Assurance, with over $100 billion in assets under management globally. In his current position, he is responsible for managing portfolios with $40 billion in assets. Moreover, Alfredo is heavily involved in asset liability management, business product development and investment initiatives. As member of the GE organization, he brings knowledge of "Six Sigma" and its applications. Prior to GEFA, Alfredo was a portfolio manager and regional investment officer for AIG Global Investment Corp., managing over $2 billion in assets in the emerging markets. In the past, Alfredo has served as a strategic advisor to a number of companies globally.

Schumacher Partners, Advisors Schumacher Partners, with Randal Schumacher, Chairman, is experienced in assisting start up technology companies in advising management on agency and congressional policies and processes, managing government relationships, advocating policy changes at the regulatory or legislative levels and bridging commercial relationships, which enables technology companies to incorporate the advantages of both government and commercial partnerships. Schumacher Partners represents, or has represented, a number of start up or early stage technology companies with regulatory and legislative barriers and challenges.

Metropolitan Area Networks, Inc. (MAN) - MAN is a privately held corporation controlled by founder William Chastain. Metropolitan Area Networks was the first group to go out on a national scale and create awareness for the potential revenue created by a partnership between the Network Broadcasters and the delivery of data at reliable, inexpensive and high speed. Man has also developed earthLAN, a proprietary wireless network service (patent pending). MAN's extensive network of broadcast clients, and its development and manufacturing contracts with major telecommunications firms would be invaluable to the Company's two way wireless deployment capability and strategy. Mr. Chastain and his organization has created a lot of interest within the broadcast community, the Federal Government and with well known manufacturers of the hardware necessary to run these systems. He has attended many conferences of the National Association of Broadcasters and enjoys widespread acceptance of the usage of excess capacity bandwidth.

No family relationship exists between any of our directors or executive officers.

Our directors each serve for a term of one year and are elected at each annual meeting of our shareholders.

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended June 30, 2002, the Board of Directors held ______ meetings, including regularly scheduled and special meetings. All meetings were attended by all directors, either in person of by telephonic conference.

       b.      Committees

       During the fiscal year ended June 30, 2002, the Board had no standing committees. The Board intends to appoint a standing audit committee and compensation committee during the current fiscal year;

       To the knowledge of management, during the past five years, no present of former director, executive officer or person nominated to become a director or executive officer of the Company has:
(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two prior to that time, except that Gary Brown was a director and officer and Ken Marshall was Secretary and General Counsel of LineShark Communications, Inc. prior to the time that entity filed a voluntary petition in bankruptcy;

(2)	any conviction in a criminal proceeding or being subject to pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and;

(4)

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Compliance

      Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 2001 and fiscal 2002. In making this report, the Company has relied on the written representations of its directors and officers or copies of the reports that they have filed with the Commission. Based upon these sources of information, it would appear that Bryan L. Walker, Richard C. Smith, Michael L. Bacon, Derek T. Smith and Laura N. Walker each failed to file their Initial Report on Form 3 in a timely fashion. It would also appear that Gary Brown, Steve Jesson and Kenneth Marshall each failed to file their Initial Report on Form 3 in a timely fashion.

Item 10.     Executive Compensation.

The following table and discussions summarizes all compensation earned by or paid to our Chief Executive Officer ("CEO") and the other most highly compensated executive officers for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years. However, no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus is less than $100,000.
TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)
Gary L. Brown	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan L. Walker	2002
	2001

Table 2
Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Gary L. Brown	0	0	N/A
Bryan L. Walker	100,000	27%	$.001	01/03

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2002.
Table 3 Aggregated Options/Sar Exercised In Last Fiscal Year And Fy-End Option/Sar Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 06/30/02	Value of Unexercised In-the-Money Options at 6/30/02
			Exercisable/Unexercisable	Exercisable/Unexercisable
Gary L. Brown	0	0	0	0
Bryan L. Walker	250,000	$129,843	0	0
1.

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2002, of $.25 per share, less the exercise price.

During fiscal 2002, the Company paid executive compensation and director fees through restricted stock awards. Bryan Walker received $121,220 for services as an executive officer and $8,623 as a director fee. Richard Smith received $68,738 for services as Chief Financial Officer and $8,623 as a director fee. Derek Smith and Laura Walker each received $8,623 as director fees. Michael Bacon received a salary and no additional compensation as a director.

An incentive stock option plan was adopted at the annual meeting of shareholders on 7/11/00. Options granted through October 2001 were at an option price of $.001 and had a fair market value of $.25 upon option exercise in January 2002. The difference in price was expensed as officer & director's compensation. All were reported in 10Q for 12/31/01 - which is copied below.

Bryan L. Walker has never had a salary or bonus compensation. He has had personal use of a Company vehicle (1995 Jeep Cherokee) from January 2000 to date.

During October of 2001, for the year ending June 30, 1999, the Company authorized stock options exercisable at $.001 per share, totaling 60,000 shares as consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For the year ending June 30, 1999, the Company authorized stock options exercisable at $.001 per share, totaling 30,000 shares as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.001 per share, totaling 100,000 shares, per year, as additional consideration for the services of Bryan L. Walker acting as Chief Executive Officer of the Company. For each of the years ending June 30, 2000, and June 30, 2001, the Company authorized stock options exercisable at $.001 per share, totaling 75,000 shares, per year, as consideration for the services of Richard C. Smith acting as Chief Financial Officer of the Company. For the year ending June 30, 2002, the Company authorized stock options exercisable at $.001 per share proportionate to the amount of time served in office, totaling 100,000 and 75,000 shares respectively to Bryan L. Walker and Richard C. Smith as consideration for their services acting as Chief Executive and Chief Financial Officers of the Company. The option exercise date was January 3, 2002, and all options were exercised.

During October of 2001, for the years ending June 30, 1999; June 30, 2000; June 30, 2001; and June 30, 2002; the Company authorized stock options exercisable at $.001 per share proportionate to the amount of time served in office, totaling 10,000 shares per fiscal year, to the non-salaried members of the Board of Directors, as consideration for their services acting as Directors of the Company. Michael Bacon is the only Director that has been paid an executive salary and was not offered the option. The option exercise date was January 3, 2002, and all options were exercised.

During December of 2001, for and in consideration of the introduction of, and the successful negotiation of, a 'Letter Of Understanding For Corporate Redirection' with an investment group led by Gary L. Brown, the Company authorized stock options exercisable at $.001 per share, totaling 250,000 shares, for the services of Bryan L. Walker and Richard C. Smith (acting for the Company); and stock options exercisable at $.001 per share, totaling 250,000 shares, for the services of Kent Brandt (acting for American Merger Consultants). The options were exercised on January 3, 2002.

Employment agreements

We have no written employment agreements with Messrs. Brown, White or Marshall.

Indemnification and limitation on liability of directors

Our Articles of Incorporation provide that we shall indemnify, to the fullest extent permitted by Colorado law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the former or present official position of the person, which indemnity extends to any judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission (the "Commission"), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by the Colorado Business Corporation Act. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to beneficial ownership of our common stock at June 30, 2002 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (3)	Number of Shares Of Common Stock Beneficially Owned	Percentage of Outstanding Shares Owned Current (as of 10/14/02) (2)
Gary L. Brown	6,243,675	47.3.%
Robert Francis	1,000,000	7.5%
Stephen L. Rogers	1,000,000	7.5%
Tim White(4)	400,000	3.0%
Kenneth Marshall	1,000,000	7.5%
All Officers and Directors as a Group (5 persons)	9,643,675	72.8%

_______________
(1)

Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

The percentages shown are calculated based upon 13,198,356 shares of common stock outstanding on October 14, 2002. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of October 14, 2002 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner's address is 7318 Point of Rocks Road, Sarasota, Florida 34242.
(4)	Shares are issued to Empact Consulting, an entity controlled by Tim White.

Item 12.     Certain Relationships and Related Transactions.

Open account cash advances have been made by various shareholders. As of the date of the financial statements, no promissory notes, interest rates or repayment schedules have been set. The open account cash advances were assigned to and assumed by Founders Industries upon its formation and organization.

For the six months ended June 30, 2002, Gary Brown made cash advances to the Company of approximately $45,000. No promissory notes, interest rates or repayment terms have been set.

In December 2001, Gary Brown loaned $10,000 to the Company under a convertible promissory note. Mr. Brown exercised the conversion rights under the note to acquire 1,000,000 shares of common stock.

In December 2001, Mr. Brown was issued 1,000,000 shares of common stock in consideration of his joining the Board of Directors and entering into the Letter of Understanding. The shares were subject to forfeiture in the event certain events had not occurred. As of the date of this report, Mr. Brown has not received a certificate for those shares; and the Board of Directors has not taken any action with respect to any possible forfeiture of the shares based upon the failure of the condition subsequent.

During the year ended June 30, 2002, Mr. Brown was granted an option to purchase 4.9 million shares of common stock from the Shelton Voting Trust at a price of $.002 per share. During the year, Mr. Brown, and others, exercised those options. In connection with the option exercise, Mr. Brown acquired 1,543,675 shares.

Item 13.     Exhibits and Reports on Form 8-K.

(a)     Exhibits:
Exhibit No.		Title
*	1.	Letter of Understanding dated December 13, 2001.
*	2.	Option Agreement dated December 13, 2001.
	3.	Trust Agreement dated June 15, 2002.

_________________

*     Incorporated by reference from Current Report on Form 8K dated May 1, 2002.
(b)	Reports on Form 8-K
	(1)	Current Report on Form 8-K dated August 27, 2002, Item 2: Acquisition of Assets.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BASIC TECHNOLOGIES, INC.
Date: October 15, 2002	By: /s/ Gary L. Brown Gary L. Brown, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Gary L. Brown Gary L. Brown	President, Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer	October 15, 2002
/s/ Tim White Tim White	Vice President - Administration, Director	October 15, 2002
/s/ Robert D. Francis Robert D. Francis	Director	October 15, 2002
/s/ Stephen L. Rogers Stephen L. Rogers	Director	October 15, 2002

CERTIFICATION

       I, Gary L. Brown, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Basic Technologies, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    October   15, 2002

/s/ Gary L. Brown
President and Chief Executive Officer

CERTIFICATION

       I, Gary L. Brown, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Basic Technologies, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    October 15, 2002

/s/ Gary L. Brown
Chief Financial Officer and Principal
Accounting Officer