Form 10QSB
period 2002-09-30
BASIC TECHNOLOGIES INC
filed 2002-12-26
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2002

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

     BASIC TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1446622 (I.R.S. Employer Identification No.)

7318 Point of Rocks Road
           Sarasota, Florida 34232
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 928-5110

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of Common Stock, $.00001 par value outstanding at December 24, 2002 was 17,248,356.

BASIC TECHNOLOGIES, INC.
Index

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheet, September 30, 2002 (unaudited).	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 2. Changes in Securities	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Item 5. Other Information	9
Item 6. Exhibits and Reports on Form 8-K	9
Signatures	10

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
September 30, 2002
(unaudited)

Assets
Current assets:
Cash	$ 9,544
Receivables:
Trade, net of allowance for doubtful accounts	31,524
Employee advances	760
Prepaid expenses and other	10,260
Total current assets	52,088

Property and equipment, net of accumulated depreciation	105,974

Total assets	$ 158,062

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$ 80,346
Accrued liabilities	2,123
Capital lease obligation (Note 4)	24,943
Short-term debt (Note 2)	65,843
Deferred revenue	40,545
Total current liabilities	213,800

Shareholders' deficit:
Preferred stock	-
Common stock	300
Additional paid-in capital	25,300
Retained deficit	(30,306)
Year-to-date net loss	(51,032)
Total shareholders' deficit	(55,738)

Total liabilities and shareholders' deficit	$ 158,062

See accompanying notes to condensed consolidated financial statements.

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2002	2001
Revenues	$ 107,632	$ 93,924

Costs and expenses:
Cost of revenues	69,129	2,175
Selling, general and administrative	87,455	209,130
Provision for bad debt	2,080	1,958
Total costs and expenses	158,664	213,263

Loss from operations	(51,032)	(119,339)

Gain on debt settlement	-	5,062
Interest income	-	1,262
Interest expense	-	(24,408)
Income tax provision	-	46,724

Net operating loss	$ (51,032)	$ (90,699)

See accompanying notes to condensed consolidated financial statements.

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,
	2002	2001

Net cash used in operating activities	(7,135)	(78,087)

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	-	(3,426)

Net cash used in investing activities	-	(3,426)

Cash flows from financing activities:
Working capital advance from Rover shareholders (Note 1)	11,982	-
Principal repayments on bank and other notes	-	4,242
Proceeds of shareholder loans	-	66,273
Net cash provided by financing activities	11,982	70,515

Net increase (decrease) in cash	4,847	(10,998)

Cash, beginning of period	4,697	2,682

Cash, end of period	$ 9,544	$ (8,316)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

Non-cash financing activities:
Equipment acquired under capital leases	$ -	$ -

See accompanying notes to condensed consolidated financial statements.

BASIC TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2002, and should be read in conjunction with the notes thereto.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note 2: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the three months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Basic Technologies, Inc. ("Company" or "us") since June 30, 2002 and material changes in our results of operations for the three months ended September 30, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended June 30, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Results of Operations

Three Months Ended September 30, 2002, Versus Nine Three Ended September 30, 2001

We incurred a net loss of $51,032 for the three months ended September 30, 2002, as compared to a net loss of $184,147 for the three months ended September 30, 2001 primarily due to the reorganization of our business to an Internet Services Provider. In the year earlier period, we provided remediation services, oil field services and high speed internet access.

Sales revenue increased approximately 15% from $93,924 for the three months ended September 30, 2001, to $107,632 for the three months ended September 30, 2002 primarily due to the reorganization of our business. We expect to report weak sales until such time as general economic trends improve.

General and administrative expenses decreased approximately 59%, from $209,130 for the three months ended September 30, 2001, to $87,455 for the three months ended September 30, 2002 due to office staff reductions and our reorganization.

Interest income decreased from $1,262 during the three months ended September 30, 2001 to $-0- for the three months ended September 30, 2002 because we have disposed of our interest bearing investments.

Interest expense decreased from $24,408 during the three months ended September 30, 2001 to $-0- for the three months ended September 30, 2002 because we have extinguished our debt.

Financial Condition and Liquidity

The source of our liquidity has been from sales revenue and cash injections in the form of loans and equity investments from interested shareholders. We have current assets of $52,088 compared with current liabilities $213,800 as of September 30, 2002.

We continue to suffer from a working capital deficit and have insufficient capital to meet our immediate needs or expand into new areas of business activity. In order to continue as a going concern, it will be necessary for us to raise additional working capital either in the form of debt or equity financings, neither of which can be assured. As of the present time, there exist no plans, understanding or arrangement pursuant to which we expect to receive additional capital infusion. Our working capital requirements have been met on a day-to-day basis by bridge loans from our principal shareholder.

Our strategy includes a plan to expand into new areas of wireless broadband technology. In order to achieve this goal, we will require substantial additional capital, which will in all likelihood result in additional material dilution to our current shareholders. We cannot predict the terms on which conditional financing will be obtained, if at all.

Part 2. Other Information

Item 1 - Legal Information:

           No response required.

Item 2 - Changes in Securities:

           No response required.

Item 3 - Defaults Upon Senior Securities:

           No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:

           No response required.

Item 5 - Other information:

           No response required.

Item 6: - Exhibits and Reports on Form 8-K

     (a).     Exhibits:
1.	99.1:	Certification

     (b).     Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Basic Technologies, Inc.
Date: December 24, 2002	Signature:	/s/Gary L. Brown Gary L. Brown President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Basic Technologies, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary L. Brown, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gary L. Brown
Gary L. Brown, President,
Chief Executive Officer and Chief
Financial Officer
December 24, 2002