Form 10QSB
period 2002-12-31
BASIC TECHNOLOGIES INC
filed 2003-03-26
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2002

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

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                           Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.00001 par value                                       26,398,356
          Class                                          Number of shares outstanding at March 21,2003

BASIC TECHNOLOGIES, INC.
Index

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet, December 31, 2002 (unaudited)	3
Condensed Consolidated Statements of Operations for the
three months ended December 31, 2002 and 2001 and for
the six months ended December 31, 2002 and 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for
the six months ended December 31, 2002 and 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8
Item 2. Changes in Securities	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Submission of Matters to a Vote of Security Holders	8
Item 5. Other Information	8
Item 6. Exhibits and Reports on Form 8-K	8

Signatures	8

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	9

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	10

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
December 31, 2002
(unaudited)

Assets
Current assets:
Cash	$ 4,781
Receivables:
Trade, net of allowance for doubtful accounts	31,112
Employee advances	760
Prepaid expenses and other	10,260
Total current assets	46,913

Property and equipment, net of accumulated depreciation	96,250

Total assets	$ 143,163

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$ 89,429
Accrued liabilities	2,123
Capital lease obligation	24,943
Loans payable, related party	70,739
Deferred revenue	38,300
Total current liabilities	225,534

Shareholders' deficit:
Preferred stock	-
Common stock	90,300
Additional paid-in capital	27,523
Retained deficit	(200,193)
Total shareholders' deficit.	(82,370)

Total liabilities and shareholders' deficit	$ 143,164

See accompanying notes to condensed consolidated financial statements.

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
Revenues	$ 107,155	$ 82,893	$ 214,786	$ 176,817

Costs and expenses:
Cost of revenues	62,982	2,347	132,110	4,522
Selling, general and administrative	162,879	217,352	250,334	426,482
Provision for bad debt	149	(1,958)	2,229	-
Total costs and expenses	226,010	217,741	384,673	431,004
Loss from operations	(118,855)	(134,848)	(169,887)	(254,187)

Other income (expense):
Gain on debt settlement	-	-	-	5,062
Loss on sale of assets	-	(1,018)	-	(1,018)
Interest income	-	1,107	-	2,369
Interest expense	-	24,408	-	-
Deferred tax benefit	-	84,243	-	84,243
Income tax provision	-	(46,724)	-	-
Net loss	$ (118,855)	$ (72,832)	$ (169,887)	$ (163,531)

Loss per share:
Basic	$ -	$ (0.01)	$ -	$ (0.02)
Diluted	$ -	$ (0.01)	$ -	$ (0.02)

See accompanying notes to condensed consolidated financial statements.

BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	December 31,
	2002	2001
Net cash used in operating activities	(292,107)	(50,481)

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(116,666)	24,688
Other	-	-

Net cash used in investing activities	(116,666)	24,688

Cash flows from financing activities:
Working capital advance from Rover shareholders	35,629	-
Proceeds of shareholder loans	35,110	28,075
Bank borrowing and other notes	-	(28,979)
Principal repayments on bank and other notes	-	130,857
Payments on capital leases	24,943	-
Sales of common stock	-	58,109
Dividends paid to common shareholders	317,872	(163,531)
Net cash provided by financing activities	413,554	24,531

Net increase (decrease) in cash	4,781	(1,262)

Cash, beginning of period	-	2,682
Cash, end of period	$ 4,781	$ 1,420

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

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

Financial data presented herein are unaudited.

Note 2: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the six months ended December 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 3: Related Party Transactions

Principal Shareholders advanced the Company $35,629 for operations during the six months ended December 31, 2002.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Basic Technologies, Inc. ("Company" or "us") since June 30, 2002 and material changes in our results of operations for the six months ended December 31, 2002, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Six months Ended December 31, 2002, Versus Six Months Ended December 31, 2001

We incurred a net loss of $169,887 for the six months ended December 31, 2002, as compared to a net loss of $163,531 for the six months ended December 31, 2001 primarily due to the reorganization of our business to an Internet Services Provider. In the year earlier period, we provided remediation services, oil field services and high speed internet access.

Sales revenue increased approximately 21%, from $176,817 for the six months ended December 31, 2001, to $214,786 for the six months ended December 31, 2002 primarily due to the reorganization of our business.

General and administrative expenses decreased approximately 41%, from $426,482 for the six months ended December 31, 2001, to $250,334 for the six months ended December 31, 2002 due to office staff reductions and our reorganization.

Interest income decreased from $2,369 during the six months ended December 31, 2001 to $-0- for the six months ended December 31, 2002 because we have disposed of our interest bearing investments.

Financial Condition and Liquidity

The source of our liquidity is from sales revenue and cash injections from interested shareholders. We have current assets of $46,913 compared with current liabilities of $225,534 as of December 31, 2002.

Our strategy in the near future is to focus on providing service to existing customers. We believe that our future success will be the result of increasing our market share by increasing our marketing budget and continuing to provide quality service.

ITEM 3.    CONTROLS AND PROCEDURES

Gary Brown, Chief Executive Officer and Chief Financial Officer of Basic Technologies, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part 2. Other Information

Item 1 - Legal Information:

                No response required.

Item 2 - Changes in Securities:

                No response required.

Item 3 - Defaults Upon Senior Securities:

                No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:

                No response required.

Item 5 - Other information:

                No response required.

Item 6 -   Exhibits and Reports on Form 8-K
	(a).	Exhibits:
		1.	99.1:	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
		2.	99.2:	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO
(b).	We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

     The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended December 31, 2002 have been included.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Basic Technologies, Inc. (Registrant)
Date: March 26, 2003	Signature:	/s/Gary L. Brown Gary L. Brown President, Chief Executive Officer and Chief Financial Officer