Form 10QSB
period 2003-03-31
STARCOM WIRELESS NETWORKS INC
filed 2003-05-20
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended: March 31, 2003

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

STARCOM WIRELESS NETWORKS, INC.
formerly known as
                BASIC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1465836 (I.R.S. Employer Identification No.)

7318 Point of Rocks Road
           Sarasota, Florida 34232
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 928-5110

Basic Technologies, Inc., a Colorado corporation
7318 Point of Rocks Road
                           Sarasota, Florida 34242
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                       7,142,967
          Class                                          Number of shares outstanding at May 13,2003

STARCOM WIRELESS NETWORKS, INC.
formerly known as BASIC TECHNOLOGIES, INC.
Index

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheet, March 31, 2003 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 and for the nine months ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	8
Item 2. Changes in Securities	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Submission of Matters to a Vote of Security Holders	8
Item 5. Other Information	8
Item 6. Exhibits and Reports on Form 8-K	8
Signatures	8

STARCOM WIRELESS NETWORKS, INC.
formerly known as BASIC TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
March 31, 2003
(unaudited)

Assets
Current assets:
Cash	$15,229
Receivables:
Trade, net of allowance for doubtful accounts	34,044
Employee advances	760
Prepaid expenses and other	10,260
Total current assets	60,292

Property and equipment, net of accumulated depreciation	85,557

Total assets	$ 145,849

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$ 125,343
Accrued liabilities	24,123
Accrued interest payable	1,880
Capital lease obligation	24,943
Loans payable, related party	97,736
Deferred revenue	38,164
Total current liabilities	312,190

Shareholders' deficit:
Preferred stock	-
Common stock	90,300
Additional paid-in capital	20,212
Retained deficit	(30,306)
Year-to-date net loss	(246,547)
Total shareholders' deficit.	(166,341)

Total liabilities and shareholders' deficit	$ 145,849

See accompanying notes to condensed consolidated financial statements.

STARCOM WIRELESS NETWORKS, INC.
formerly known as BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Revenues	$ 105,983	$ 64,255	$ 320,769	$ 241,072

Costs and expenses:
Cost of revenues	56,989	-	189,100	4,522
Selling, general and administrative	128,231	447,467	378,565	873,949
Provision for bad debt	(4,458)	-	(2,229)	-

Total costs and expenses	180,763	447,467	565,436	878,471

Loss from operations	(74,780)	(383,212)	(244,667)	(637,399)

Other income (expense):
Gain on debt settlement	-	18,160	-	23,222
Loss on sale of assets	-	-	-	(1,018)
Interest income	-	860	-	3,229
Interest expense	(1,880)	(73,731)	(1,880)	(73,731)
Deferred tax benefit	-	148,894	-	233,137
Income tax provision	-	-	-	-

Net loss	$ (76,660)	$ (289,029)	$ (246,547)	$ (452,560)

Loss per share
Basic	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.06)

Diluted	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.06)

See accompanying notes to condensed consolidated financial statements.

STARCOM WIRELESS NETWORKS, INC.
formerly known as BASIC TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	March 31,
	2003	2002
Net cash used in operating activities	$ 58,617	$ (164,119)

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(85,557)	(18,426)
Proceeds from the sale of fixed assets	-	15,000
Net cash used in investing activities	(85,557)	(3,426)

Cash flows from financing activities:
Proceeds of shareholder loans	97,736	69,019
Bank borrowing and other notes	-	90,000
Principal repayments on bank and other notes	-	(16,047)
Proceeds from settlement of lawsuits	-	18,160
Stock subscriptions received	-	1,232
Dividends paid to common shareholders	(55,567)	-
Net cash provided by financing activities	42,169	162,364

Net increase (decrease) in cash	15,229	(5,181)

Cash, beginning of period	-	2,682

Cash, end of period	$ 15,229	$ (2,499)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

Non-cash financing activities:
Equipment acquired under capital leases	$ 24,943	$ -

See accompanying notes to condensed consolidated financial statements.

StarCom Wireless Networks, Inc.
Formerly known as Basic Technologies, Inc.
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

Note 2: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the nine months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of StarCom Wireless Networks, Inc., formerly known as Basic Technologies, Inc. ("Company" or "us") since June 30, 2002 and material changes in our results of operations for the nine months ended March 31, 2003, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended June 30, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Nine Months Ended March 31, 2003 Versus Nine Months Ended March 31, 2002

We incurred a net loss of $246,547 for the nine months ended March 31, 2003, as compared to a net loss of $452,560 for the nine months ended March 31, 2002 primarily due to the reorganization of our business to an Internet Services Provider. In the year earlier period, we provided remediation services, oil field services and high speed internet access.

Sales revenue increased approximately 33%, from $241,072 for the nine months ended March 31, 2002, to $320,769 for the nine months ended March 31, 2003 primarily due to the reorganization of our business.

General and administrative expenses decreased approximately 57%, from $873,949 for the nine months ended March 31, 2002, to $378,565 for the nine months ended March 31, 2003 due to office staff reductions and our reorganization.

Interest income decreased from $3,229 during the nine months ended March 31, 2002 to $-0- for the nine months ended March 31, 2003 because we have disposed of our interest bearing investments.

Financial Condition and Liquidity

The source of our liquidity is from sales revenue and cash injections from interested shareholders. We have current assets of $60,292 compared with current liabilities of $312,190 as of March 31, 2003.

Our strategy in the near future is to focus on providing service to existing customers. We believe that our future success will be the result of increasing our market share by increasing our marketing budget and continuing to provide quality service.

The following discussion and analysis covers material changes in the financial condition of StarCom Wireless Networks, Inc., formerly known as Basic Technologies, Inc. ("Company" or "us") since June 30, 2002 and material changes in our results of operations for the nine months ended March 31, 2003, as compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10K-SB for the year ended June 30, 2002, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Nine Months Ended March 31, 2003 Versus Nine Months Ended March 31, 2002

We incurred a net loss of $246,547 for the nine months ended March 31, 2003, as compared to a net loss of $452,560 for the nine months ended March 31, 2002 primarily due to the reorganization of our business to an Internet Services Provider. In the year earlier period, we provided remediation services, oil field services and high speed internet access.

Sales revenue increased approximately 33%, from $241,072 for the nine months ended March 31, 2002, to $320,769 for the nine months ended March 31, 2003 primarily due to the reorganization of our business.

General and administrative expenses decreased approximately 57%, from $873,949 for the nine months ended March 31, 2002, to $378,565 for the nine months ended March 31, 2003 due to office staff reductions and our reorganization.

Interest income decreased from $3,229 during the nine months ended March 31, 2002 to $-0- for the nine months ended March 31, 2003 because we have disposed of our interest bearing investments.

Financial Condition and Liquidity

The source of our liquidity is from sales revenue and cash injections from interested shareholders. We have current assets of $60,292 compared with current liabilities of $312,190 as of March 31, 2003.

Our strategy in the near future is to focus on providing service to existing customers. We believe that our future success will be the result of increasing our market share by increasing our marketing budget and continuing to provide quality service.

ITEM 3.       CONTROLS AND PROCEDURES

Gary Brown, Chief Executive Officer and Chief Financial Officer of StarCom Wireless Networks, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

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

PART 2.     OTHER INFORMATION

Item 1 - Legal Information:

Item 2 - Changes in Securities:

In addition, the Form 8-K announced the completion of a reverse stock split of its common stock by a ratio of one-for-seven (1-for-7). The restated number of common shares outstanding as of this date is 7,142,967.

Item 3 - Defaults Upon Senior Securities:

         No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:

         At the Company's annual meeting of shareholders on May 13, 2003, the following actions were taken:

1.

The following individuals were elected as directors of the Company: Gary L. Brown, Robert D. Francis, Tim White and Stephen L. Rogers were elected as directors. There were 23,650,889 shares voting in favor, 0 against, and 1,765 shares abstaining.

2.	The selection of Cordovano & Harvey, P.C. as auditors of the Company was ratified. There were 23,619,154 shares voting in favor of the ratification and 33,500 shares abstaining.
3.	The 2003 Equity Incentive Plan was approved, with 22,583,955 shares voting in favor of the approval, 7,765 shares against, and 500 shares abstaining.
4.	The reverse split of the outstanding securities of the Company was approved, with 23,641,639 shares voting in favor of the reverse split, 10,515 shares against, and 500 shares abstaining.
5.	The redomestication of the Company as a Delaware corporation was approved by a vote of 23,589,455 shares voting for redomestication, 2,265 shares against, and 500 votes abstaining.
6.	A change of the Company's name was approved by a vote of 23,650,389 shares voting in favor of a name change, 1,765 shares against, and 500 votes abstaining.

Item 5 - Other information:

         No response required.

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits:
	Exhibit No.	Description
	99.1:	Certification
(b)	Reports on Form 8-K:

On May 7, 2003, the Company filed a Form 8-K, Current Report announcing its redomestication to a corporation formed and organized under the laws of the state of Delaware; and its name change to "StarCom Wireless Networks, Inc."

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended March 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
STARCOM WIRELESS NETWORKS, INC. formerly known as BASIC TECHNOLOGIES, INC. (Registrant)
Date: May 20, 2003	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer and Chief Financial Officer

 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of StarCom Wireless Networks, Inc., formerly known as Basic Technologies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Gary L. Brown, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gary L. Brown
Gary L. Brown, President,
Chief Executive Officer and
and Chief Financial Officer
May 20, 2003