Form 10QSB/A
period 2003-03-31
STARCOM WIRELESS NETWORKS INC
filed 2003-05-21
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

                                                                FORM 10-QSB/A-1

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

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

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

PART 2.      OTHER INFORMATION

Item 1 - Legal Information:

Item 2 - Changes in Securities:

On May 1, 2003, the Company issued 22,601,644 shares of common stock in exchange for $201,016 in services and cash advances. The shares were issued to our officers, directors and advisors, a total of 7 persons, all of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Effective May 7, 2003, the Company completed a reverse stock split of its common stock by a ratio of one-for-seven (1-for-7). Giving effect to the reverse split, the number of common shares outstanding as of this date is 7,142,967.

Item 3 - Defaults Upon Senior Securities:

         No response required.

Item 4 - Submission of Matters to a Vote of Security Holders:

         At the Company's annual meeting of shareholders on May 13, 2003, the following matters were approved by our shareholders:
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
	STARCOM WIRELESS NETWORKS, INC. formerly known as BASIC TECHNOLOGIES, INC. (Registrant)
Date: May 21, 2003 	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of StarCom Wireless Networks, Inc., formerly known as Basic Technologies, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Gary L. Brown, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gary L. Brown
Gary L. Brown, President,
Chief Executive Officer and
and Chief Financial Officer
May 21, 2003