Form 10KSB
period 2003-06-30
STARCOM WIRELESS NETWORKS INC
filed 2003-10-20
CIK 1061354

_____________________________________________________________________________________________________________

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-KSB

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2003

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to ___________________________

Commission file number: 0-27635

     SKYLYNX COMMUNICATIONS, INC.
(Name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1465836 (I.R.S. Employer Identification No.)

500 John Ringling Boulevard
           Sarasota, Florida 34236
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 388-2882

__________________________________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange on which registered

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes   [   ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $418,430.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At September 30, 2003, based upon the quoted closing price of $.47 per share, as quoted on the OTC Electronic Bulletin Board, the aggregate market value of the voting stock held by non-affiliates is $908,202. During the existence of the Registrant since 1998, there has been no trading on an exchange, and there has been limited over the counter trading.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003 the Registrant had 8,446,410 shares of common stock issued and outstanding.

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

The following documents are incorporated herein by reference:
1.	Certificate of Incorporation of StarCom Wireless Networks, Inc.
2.	ByLaws of StarCom Wireless Networks, Inc.
3.	Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc.
4.	Letter of Understanding dated December 13, 2001.
5.	Option Agreement dated December 13, 2001.
6.	Trust Agreement dated June 15, 2002.
7.	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

TABLE OF CONTENTS
PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

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

(e)     Consolidation

The financial statements for the fiscal year ended June 30, 2002 included in this report consolidate the activities of SkyLynx and its subsidiary companies (Yankee Development Corporation, P&A Remediation, LLC [both Texas and Oklahoma], Simpco, Inc., Cyber Cities Technologies, Inc. and Oilfield Junk.com) for the period July 1, 2001 to December 31, 2001, the date of the formation and organization of Founders Industries, Inc., and the parent company only for the remainder of the fiscal year, January 1, 2002 to June 30, 2002. The financial statements for the fiscal year ended June 30, 2003 consolidate the activities of SkyLynx and its wholly-owned subsidiary, Rover TelCom Corporation, from August 27, 2002 to the fiscal year end June 30, 2003.

BUSINESS OF ISSUER

VISION/MISSION- SkyLynx Communications, Inc. is dedicated to meeting the logistic needs of the Commercial fleet industry with special focus on the Emergency Medical Service (EMS), Police and Fire Department fleets critical to the First Response capabilities of Homeland Security. As a marketing driven company with a unique technological base, its goal is to establish a new paradigm in Automatic Vehicle Location Science (AVL) via a unique wireless data network that combines high-speed transfer capabilities with unparalleled geographic coverage over extended distances. Its mission is to provide First Response groups with a low cost, highly reliable tracking, monitoring and data networking system that maximizes vehicle and personnel utilization, enhances Homeland Security and reduces operational expenses through greater logistical control.

Technology - SkyLynx's state-of-the-art wireless communications technology with its specialized radio units, which operates in low frequencies (150 MHz), provides fixed and mobile wireless data communications capability with ranges of up to 50 miles compared to higher frequency technologies, such as cellular, which typically have a base station coverage radius of up to only 8 miles. Furthermore, the Company is developing capabilities, which dramatically improve the ability of these frequencies to handle higher data rates than previously achievable. This will make possible the transmission of larger files such as images or other megabyte files over much greater distances than presently available from other land based wireless systems. Federal licenses for these frequencies are so underutilized that the federal government is re-allocating these frequencies, making them readily available at negligible costs versus the $Billion plus investment required for the cellular networks. Finally, these lower frequencies have the additional advantage of being able to "bend" around natural and man-made obstacles, effectively extending the line of site required between two wireless devices. SkyLynx's network will consist of strategically located base stations (Wireless Relay Antennae Systems), which are used to communicate with fixed radio and mobile modems deployed in individual vehicles.

The Target - SkyLynx intends to pursue a heavy user group strategy in its initial business-building phase giving priority to selling municipalities and ambulance companies with large first response fleets (50 + vehicles) and selected commercial carriers where the increased effectiveness and potential dollar savings from more efficient tracking and routing are the most dramatic; and the immediate sales volume leverage is the greatest.

The Opportunity - Spearheaded by this technology and its First Response focus, the Company is positioned to gain a significant share of the AVL Commercial Fleet market, which is estimated to reach $1 billion in revenues in 2004. Once this beachhead has been secured, the way will be clear to line extend into other commercial fleet segments e.g. delivery services (UPS, FedEx, food & beverage, etc.) and complementary markets such as:

*	Local Information Services
*	Utility Meter Reading
*	Delivery Service Applications
*	School Buses
*	Auto, truck and heavy equipment leasing

BUSINESS STRATEGY - Optimizing the logistics of ambulances, fire engines and police cars through more effective tracking and monitoring of individual vehicles is a major goal for municipalities and government agencies under the guidelines of Homeland Security. Whether responding to a major natural catastrophe or terrorist attack, being able to coordinate inter-agency assets and concentrate their first response units on the areas of greatest need in the shortest period of time is not just a question of efficiency and lower costs but of saving countless lives.

Awareness of AVL Potential - A recent study in 2001 by The Strategis Group of the commercial fleet industry overall, revealed that nearly 50% of respondents were interested in purchasing an AVL system in the next three years and a significant 21% were definite in their purchase intentions.

The Strategy - The Company's business strategy is to launch the SkyLynx network as the next generation in Automatic Vehicle Location Science (AVL) that provides First Response Groups and other commercial fleet segments with a low cost, highly reliable tracking; monitoring and data exchange system to maximize vehicle and personnel utilization; and reduced running expenses through greater logistical control. Beginning with a Western region deployment to work the model to profitability and then extending this to a nationwide basis.

SkyLynx's primary focus near term will be on selling municipalities and ambulance companies with large first response fleets (50 + vehicles) where the increased effectiveness and potential dollar savings from more efficient tracking and routing are the most dramatic; and, the immediate sales volume leverage is the strongest. The Company is convinced that it's superior technology with its promise of:
*	Improved First Response capabilities,
*	Optimizing utilization of existing assets,
*	Increased fuel economy,
*	Increased worker productivity, and
*	Enhanced services overall

could quickly place SkyLynx in the forefront of this commercial fleet segment, as a key factor in streamlining operations.

Sales/Distribution Model - The Company, through its own sales force, channel agreements and partners, will target municipalities and ambulance fleet owners as their mission critical prime prospect groups using outside after market sales brokers to provide additional support. SkyLynx will use specialized providers of radio equipment to the fleet industry as the main distribution channel for their radio units.

PRODUCT STRATEGY - The Company's data network is designed for high availability through base station coverage overlap as well as redundancy of critical components within each base station, the network interconnecting base stations and the Network Operation Center utilized to collect and distribute customer data. Further, given the needs of Homeland Security, the wireless technology used by SkyLynx is highly resistant to disruption because of the sheer number of stations providing overlapping coverage and the speed at which downed operations can be reconstituted.

By partnering with other service providers the SkyLynx network will be able to establish a true nationwide geographic footprint of coverage (both urban and rural) that has been unobtainable in a cost effective fashion to date. The Company estimates that it will require approximately 2000 base stations to achieve this goal. It will partner with key 802.11 operators to provide high-speed data at access points and thus not incur a build-out cost for this portion. The monthly site rental is expected to range from $150 - $700 per site. The cost of a base station will range from $10,000 to $18,000 for sites equipped with telecommunication facilities for a total nationwide projected build-out cost of $30 million. This is less than it takes to provide cellular coverage for some metropolitan areas.

Industry Standard - SkyLynx will concentrate its efforts on the marketing and sales of an "off-the-shelf" product to meet market requirements and to minimize the need for custom solutions. Manufacturing of the SkyLynx radio will be out-sourced. The Company's goal as first to market with this combination of abilities is to establish their product as the industry standard. An open architecture customer interface (published Open Architecture Interface or OAI) approach will enable users to quickly integrate existing systems and equipment while providing for backward compatibility to investments made in existing technologies.

SkyLynx has initiated consulting arrangements with several well-respected individuals within the EMS industry to provide assistance in the feature/function definition thus ensuring that a customer driven solution set is delivered.

Key Advantages - The SkyLynx system has the following advantages:

*	True extended coverage that exceeds that provided by cellular, PCS (Personal Communications Services) and conventional LMRS (Land Mobile Radio System) solutions.
*	Reliable data communications over wide areas at rates significantly less than those charged by satellite based systems.
*	A dedicated, encrypted secure wireless data network that is not congested by voice traffic within the band ensures reliable communications when it is needed.
*	The Company's technological developments permit the transmission of very large files over greater distances than are currently available from any other land based wireless systems.
*	A non-proprietary customer interface approach provides quick and easy integration with existing client technological platforms.
*	With a very short pay back period due to low monthly fees, expected returns on initial capital is attractive.
*	Short installation time to full market coverage due to relatively few base stations required.
*	Planned obsolescence provides a clear path for the incorporation of new technologies maximizing the Company's ability to continue to meet new market demands.
*	Benefits of using a multi-frequency band approach include:
	-	Ability to take advantage of the strengths of each frequency and associated technologies while not being shackled to the disadvantages.
	-	A dependable and dedicated data network that is not susceptible to the same disruptions that public and private voice and analog data networks experience.

MARKET ANALYSIS

Size of Key First Response Groups
Group	Number
EMS	887,523
Firemen	1,078,300
Police	1,041,000

Source: US Statistical Abstract 2002, US Fire Administration and EMS Magazine Study July 2003

Breakout of US Commercial Fleets by Size - There were 29,493 commercial fleets with 50 or more vehicles, which represents only 39% of the 75,533 fleets, monitored in the commercial carrier study of 1995. But, with a combined count of 10.7 million, they accounted for 89% of the commercial vehicles in use. Currently, there are over 85,000 fleets in operation.

Fleet Size	Number of Fleets	Trucks Per Fleet Group in Millions	Percentage of Total Trucks
500 + Trucks	2,789	7.2	60.0%
100 - 499	12,568	2.5	20.8%
50 - 99	14,136	1.0	8.4%
25 - 49	21,538.7		5.8%
1 - 24	24,502.6		5.0%
Total	75,533	12.0	100.0%

Source: Commercial Carrier Journal, August 1995

Top Five Commercial Vehicle States - The five largest States in terms of number of commercial vehicle registrations are California, Texas, Florida Ohio and New York.

Competitive Landscape - The Company's primary competitors will be within the cellular and satellite industries. Whereas both technologies have their respective strengths, they each also possess distinct disadvantages that can be exploited. Movement towards the 3G technology (the next generation of cellular technology) in the cellular market provides a greater bandwidth for data transmission. The typical cell tower has a radius range of 3-5 miles (heavier traffic on a cell site tends to cause what is called cell breathing which will reduce the area served by that location). The inherent nature of the technology requires many expensive cell towers to service a small area. Due to their operating frequency and the cost to upgrade their networks, this serves to play to SkyLynx strengths for vehicle tracking and the need for more remote communications. (The cost to deploy and service a cell network directs their service towards a more typical population centric deployment versus geographic centric.) Furthermore the proliferation of 802.11 hotspots (wireless networks designed for localized service such as a building or the immediate vicinity) in the metro areas and at remote locations such as truck stops will serve to negate or minimize this advantage. Operating at a lower frequency extends the range served by any of the Company's base station sites to a 40 -80 mile radius. Vehicle tracking and data transmissions can still be effectuated even though there is a greater distance involved due to the ability of the Company's radio to use a lower frequency.

Satellites provides for a wide area of communications. Whereas they were initially designed with voice communications in mind, they can support an acceptable data transmission speed. However, due to the nature of sending a signal from outer space to earth, they are very susceptible to impediments such as mountains, buildings and trees. All of which serve to limit their ability to meet a given application. Additionally, their products are high in price due to the major investment required to launch and maintain a satellite.

MARKETING PLAN - The Company's Marketing Plan is to launch the SkyLynx network as the next generation in the science of Automatic Vehicle Location (AVL). The Company will focus on Homeland Security's need to maximize the efficacy and cost efficiency of their First Response Groups as well as Emergency Medical Services overall in the areas of vehicle tracking and monitoring. SkyLynx will pursue a geographic segmentation strategy focusing on the Western Region of the United States, which includes California (the largest commercial vehicle state), Oregon, Washington and portions of Montana, Nevada, Arizona and Idaho. This will allow the Company to maximize its sales impact, while building the market share and momentum to roll out nationally.

SkyLynx will galvanize industry awareness and establish strong barriers to competitive entry by executing an aggressive brand building strategy that forges its breakthrough AVL story into one coherent and memorable message - a message where scientific innovation dedicated to the logistic needs of the nation's First Response Groups becomes the natural ally of long-term growth and profitability.

Market Considerations
1.

Extremely Attractive Growth Prospects - The AVL market in the commercial fleet industry is estimated to reach $1 billion by 2004. Management believes that its state of the art entry with its low cost equipment and attractive low monthly network fees combined with its primary focus on the First Response segment will result in a very short term ROI.

2.	Market Receptivity - The commercial fleet industry is already primed for AVL solutions with a recent study indicating that 21% of responding fleet owners had definite intents to purchase.
3.

Strong Competitive Position - The SkyLynx network provides true extended coverage that exceeds that provided by cellular, PCS (Personal Communications Services) and conventional LMRS (Land Mobile Radio System) solutions. Further, it offers data communications over wide areas at rates significantly less than those charged by satellite based systems.

4.

Experience Management Team - The SkyLynx Management Team has in-depth experience in every aspect of the wireless communications industry including management, operations, Internet applications, marketing, finance, technology and sales.

5.

Marketing Impact - The Company's geographic segmentation strategy focusing on the Western Region of the United States allows for highly targeted advertising and promotion that can create heavy impact with maximum cost efficiencies.

6.

Strong Branding Potential - The SkyLynx name and market focus can be the basis for a unique and memorable brand that in effect makes the Company synonymous with AVL service to the First Response segment of the commercial fleet industry.

7.	Market Dominance - With this cutting edge technology, the Company is uniquely positioned to dominate this market with total cumulative projected sales in the next five years of over $190 million.

FUTURE MARKETS- Once the Company has established a dominant position in the trucking industry, it can easily adapt and line extend its technology to serve complementary markets such as:
*	Local Information Services,
*	Delivery Services
*	Utility Meter Reading
*	Security Monitoring
*	Remote data collection (snow pack, weather, ocean, railroad, etc.)

These markets represent executions of the following technologies:

Location Based Services (LBS)

LBS creates an environment where the ability of the Company's network brings unparalleled flexibility in actually delivering the content to a broader geographic footprint. This is one of the most serious drawbacks to a full implementation of these services.

According to the Allied Business Intelligence Inc (ABI) forecasts, there will be between 700 and 800 million wireless LBS subscribers by the end of 2006, representing almost half of the world's 1.7 billion wireless subscriber population in that year.

Allied Business goes on to say that while LBS will encompass a host of new services, the services can generally be separated into four categories:
*

Information Services - Enhanced 411 or mobile yellow/white pages will allow mobile users to ascertain the location of the nearest gas station, hotel, ATM, movie theatre or point of interest. The users will also receive directions to those businesses and notification of their special offers.

*

Safety Services - The safety services segment of LBS includes any type of emergency service, whether it is roadside assistance or emergency 911, in or out of the vehicle. The best example of this would be GM's OnStar in-vehicle information system (IVIS).

*

Tracking Services - Many companies have been offering tracking services for vehicles and heavy machinery, to locate them when stolen. They can now be tracked by installing special transmitters in hidden locations on the vehicles. This could be extended to the marine industry to track and monitor boats.

*

Location based billing - LBS will allow carriers to initiate the move from flat rate pricing for general coverage areas to allowing customers to further define their own coverage areas. Customers can personally define coverage zones based on the location of their home; work or school and can change those zones while traveling via their handsets. Businesses can customize their calling zones based on where they do the most business. By offering this simple flexibility in pricing, airtime use could increase significantly.

SkyLynx's robust network will support all of these services and deliver the content in a very cost efficient way. Through strategic partnerships additional services can be provided creating added value of the network and additional revenue streams.

Telematics

Telematics is the combination of telecommunications and computing, the most common meaning is information services delivered via a communications network. Automotive Telematics is the wireless exchange or delivery of communication, information and other content between the auto and/or occupants and external sources. The most prominent examples are General Motors' OnStar and Mercedes Benz' TeleAid." Services that can be provided include:

*	Emergency roadside assistance;
*	Stolen vehicle tracking;
*	Automatic crash notification;
*	Remote engine diagnostics;
*	Navigation assistance; and
*	Concierge services (such as ordering tickets, making reservations, etc.)

A segment that is growing at a more rapid pace within this industry can be found on the commercial side. Trucks leaving the manufacturing site are now equipped with on board computers that track speed, braking, engine temperature, oil pressure and a sundry of other items. The need to have this information transmitted back to a central location where this information can be monitored and analyzed is taking on new significance with regards to operational maintenance and support to load monitoring. The Company's radios make it uniquely positioned to offer a cost effective solution to meet these demands.

Consumer Automotive Telematics Service Preferences - The potential in the consumer market is also great. A recent projectable consumer survey shows that a large percentage of respondents expressed strong interest in location-based Roadside Assistance, Stolen Vehicle Tracking and Navigation Assistance. As shown, interest of luxury vehicle drivers in Roadside Assistance service is consistent with the overall sample, but their interest in Stolen Vehicle Tracking and Navigation Assistance services is significantly above average.

Telemetry and SCADA (Supervisory Control And Data Acquisition)

The Company is positioned to meet the demands of these two applications. SkyLynx's wide area network provides the means by which the transfer of data can be effectuated and yet meet one of the most demanding requirements - low cost. A few of the market opportunities that represent the greatest opportunities can be found in the utility industry -meter reading, and the security industry - alarm notification. SCADA applications may involve two-way communications and are focused in on the management and control of assets/equipment that are typically dispersed over a large area. These applications may involve the controlling of machinery, the opening and closing of valves, opening or locking doors in a vehicle or controlling other remote equipment.

Use of the Company's network reduces labor costs and expedites an organization's ability to respond to changes in these remote operating environments. The extended geographic reach of the network presents a greater number of opportunities within these markets. There are extended applications as well such as inventory management, field force work orders, vending machine monitoring and pipeline monitoring.

The Strategis Group predicts wireless operators will have more than 10 million units in service by the year 2006. The leading customer segment will be the security and alarm industry, with other market segments like industrial equipment, vending, utilities and health care also providing a substantial customer base for operators and telemetry vendors. For instance, large construction firms also have demand for asset tracking and equipment positioning, which allows for efficient movement of millions of dollars worth of heavy equipment between jobsites, as well as assisting in the recovery of stolen equipment. Eventually, telemetry will become more or less standard in the wireless world as well as in the automotive industry.

Other markets that will be approached are the railroad industry, weather observation agencies, Department of Natural Resources, and harbor/maritime agencies.

Employees and Consultants

We currently have four executive officers and key employees: Gary L. Brown, President and CEO, Kevin Gorman, Chief Operating Officer, Jon Fatula, Vice President-Information Technology, and Fred Anderson, Vice President-Engineering.

ITEM 2.     DESCRIPTION OF PROPERTY

During the fiscal year ended June 30, 2003, we did not maintain executive corporate offices. Mr. Brown operated from an office located in his residence in Sarasota, Florida. Effective October 15, 2003, we leased offices at 500 John Ringling Boulevard, Sarasota, Florida 34236. Our telephone number at that address is (941) 388-2882; facsimile (941) 388-2866.

The offices of our wholly-owned subsidiary, Rover Telcom Corporation, are located at 1315 Van Ness Avenue, Suite 103, Fresno, California  93721-1729.  Our telephone number at that address is (559) 650-8100.

We also maintain West Coast corporate offices located at 2442 109th Avenue, S.E., Bellevue, Washington 98004-7333. The telephone number at that address is (425) 467-0822; facsimile (425) 671-0116.

ITEM 3.     LEGAL PROCEEDINGS

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

During the fourth quarter of fiscal year ended June 30, 2003, our shareholders approved by majority written consent a change of the Company's name to "StarCom Wireless Networks, Inc." The name change was effective on May 7, 2003.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From April 2001 to May 7, 2003, our common stock has traded on the Over-the-Counter Market and has been quoted on the OTC Electronic Bulletin Board under the symbol "BTEC." From May 8, 2003 until September 29, 2003, our common stock traded on the OTC Electronic Bulletin Board under the ticker symbol "SCWL." Beginning September 30, 2003, our ticker symbol was changed to "SKYC."

The following table sets forth the high and low prices for our common stock for each quarter during fiscal years 2002 and 2003. The prices listed below give retroactive effect to a 1-for-7 reverse split that was effected on May 7, 2003. The prices presented below are bid and ask prices, which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
June 30, 2002	$.11	$.12
September 30, 2002	$.09	$.11
December 31, 2002	$.28	$1.33
March 31, 2003	$.28	$1.19
June 30, 2003	$.28	$3.00
September 30, 2003	$.45	$.77

On September 30, 2003, the bid and ask prices of our common stock as quoted on the Bulletin Board were $.47 and $.55, respectively.

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

Holders

As of September 30, 2003, the Company had approximately 108 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

As a result of the formation and organization of Founders Industries and the transfer to the spin-off trust of the shares of Founders Industries previously held for distribution by Basic Technologies, the financial statements included in this report consolidate the activities of the Founders Industries subsidiaries for the July 1, 2001 to December 31, 2001 and the parent company only for the remainder of the fiscal year, to wit: January 1, 2002 to June 30, 2002. The financial statements for the fiscal year ended June 30, 2002 consolidate the activities of the Company and its wholly-owned subsidiary, Rover TelCom Corporation, from the date of acquisition, August 27, 2002, through June 30, 2003. As a result, comparisons of results of operations for the recently completed fiscal year with the prior year are not particularly meaningful and are not indicative of the Company's present operations and future prospects.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

We reported a net loss of ($870,974) or ($.34) per share, for the year ended June 30, 2003. Our fiscal 2003 net loss included $195,740 in bad debt write-offs. We wrote off $117,611 in connection with the purchase of our internet service provider and $75,000 in advances to our merger candidate. The remainder, or $3,082, in bad expense was related to trade receivables. Our fiscal 2003 net loss included $283,000 in stock based compensation. We occasionally compensate our officers and directors for their services with common stock grants in order to save our cash. Our accounting policy is to record the stock-based compensation at the fair value of the stock issued based on quoted market prices at the time the services were performed. As a result, we take a noncash charge to our earnings each time we issue stock in lieu of cash payments.

In fiscal 2003, our operating unit was our subsidiary Rover Telcom, acquired on July 1, 2002. Rover Telcom is a local internet service provider. Internet service revenue was $418,430, costs of services, consisting of internet connectivity charges, totalled $232,768 and the gross profit from our internet service was $185,662 in fiscal 2003.

Fiscal 2003 selling, general and administrative costs include the marketing and administration costs of our ISP as well as corporate overhead. Selling, general and administrative costs also include certain internal costs related to preliminary merger negotiations and charges for the restructuring of our operations.

Results of operations for the fiscal year ended June 30, 2002 reflect the operations of our discontinued business which were spun off with Founders Industries, Inc. Revenues for the prior period consisted primarily of ISP revenues from the Honolulu, Hawaii market which have been spun off with the Founders Industries distribution. As a result, comparisons with the current fiscal year are not meaningful.

Similarly, selling, general and administrative expenses for the fiscal year ended June 30, 2002 reflect the prior operations of the Company which have been discontinued with the Founders Industries spin-off. Accordingly, comparisons with the current fiscal year are not meaningful.

Begininng August 1, 2003, we retained three key employees and began efforts to develop our wireless data network and AVL services. While that new business segment is being developed, we will continue to operate our ISP in Fresno, California but do not expect to generate significant revenues or profits from those operations. We hope that our new wireless data network will begin commercial implementation in the first calendar quarter of the year 2004, although there can be no assurances in this regard.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In fiscal 2003, our ability to generate adequate amounts of cash to meet our needs came from loans from principal shareholders and common stock sales. Principal shareholders advanced us approximately $220,000 and we raised approximately $79,000 through our stock sales. Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations broke even in fiscal 2003 and are not expected to provide operating cash in the foreseeable future.

Financial condition

Current assets

Current assets increased from $-0- at June 30, 2002 to $48,590 at June 30, 2003.

Property and equipment

Property and equipment increased from $-0- at June 30, 2002 to $74,861 at June 30, 2003. Provisions for depreciation in fiscal 2003 and 2002 were $42,778 and $23,955, respectively. Net property additions were $74,861 in fiscal 2003. Depreciable property and equipment used in fiscal 2002 was disposed of as part of the spin off.

Deferred acquisition costs

Deferred acquisition costs increased from $-0- at June 30, 2002 to $45,277 at June 30, 2003. We have capitalized the out-of-pocket costs related to our merger negotiations.

Goodwill

Goodwill represents the excess that we paid over the fair value of Rover Telcom's net assets on the acquisition date. We paid for Rover Telcom with shares of our common stock. We valued the common stock based on its quoted market price on the acquisition date. Under new accounting rules adopted in 2002, we will not amortize goodwill. Instead, we will periodically evaluate goodwill for impairment.

Accounts payable, accrued salaries and other accrued liabilities

These amounts represent vendor and employee obligations that are expected to be liquidated in fiscal 2004.

Deferred revenue

Deferred revenue increased from $-0- at June 30, 2002 to $39,013 at June 30, 2003 and represents internet service revenue collected in advance. Substantially all of this revenue will be recognized in fiscal 2004.

Loan payable to related party

Related party loans increased from $-0- at June 30, 2002 to $145,680 at June 30, 2003 and represents internet service revenue collected in advance. Related parties advanced approximately $220,000 to us for operations during the fiscal year. We repaid approximately $74,320 with shares of common stock.

Our strategy in the near future is to focus on developing our AVL business.

We have incurred losses since inception and have an accumulated deficit. Without an infusion in capital, there is substantial doubt about our ability to continue as a going concern. Since January 1, 2002, our sole source of working capital has been loans from our principal shareholder, Gary Brown. We have no commitment from Mr. Brown to provide future working capital.

For the fiscal year ended June 30, 2003, we had a net loss of $267,784 and operating activities was a net provider of cash in the amount of $128,611. Financing activities was a net user of cash in the amount of $131,293.

As of June 30, 2003, we had no contractual capital commitments outstanding.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the financial statements. We believe our most critical accounting policies include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

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

Impairment of Long-Lived Assets - The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets such as intellectual property are recorded at cost and amortized over their estimated useful lives. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the Company determine that a long-lived asset is impaired, an impairment loss is recognized in the amount the carrying amount of the asset exceeds its fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of June 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2003, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement have been included in the Company's financial statements for the year ended June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition will be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

Item 7.     Financial Statements

Financial statements are included herewith.

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Index to Consolidated Financial Statements
Page

Independent Auditors' Reports	F-2

Consolidated Balance Sheet at June 30, 2003	F-3

Consolidated Statements of Operations for the years ended
June 30, 2003 and 2002	F-4

Consolidated Statement of Changes in Shareholders' Equity
for the period from July 1, 2001 through June 30, 2003	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2003 and 2002	F-6

Notes to Consolidated Financial Statements	F-8

Independent Auditors' Report

The Board of Directors and Shareholders
SkyLynx Communications, Inc.:

We have audited the accompanying consolidated balance sheet of SkyLynx Communications, Inc. (formerly StarCom Wireless Networks, Inc.) as of June 30, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyLynx Communications, Inc. as of June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at June 30, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C.
Denver, Colorado
October 10, 2003

Independent Auditor's Report

To the Board of Directors of
Basic Technologies, Inc.

We have audited the balance sheet of Basic Technologies, Inc. (a Corporation) and subsidiaries as of June 30, 2002 (not separately included herein) and the related consolidated statements of income, retained earnings and cash flows for the fiscal year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  1000: Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Technologies, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated Statements of Changes in Stockholders' Equity and the Table of Reportable Segments are presented for additional analysis and are not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the financial statements, the subsidiary companies of Basic Technologies, Inc. were transferred to Founders industries, Inc. in exchange for Founders' stock as of December 31, 2001. Therefore, the financial statements reflect a consolidation of all subsidiaries for the first six months of fiscal year June 30, 2002.

David S. Hall, P.C.
Lewisville, TX
September 28, 2002

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Balance Sheet

June 30, 2003
Assets
Current assets:
Cash	$ 21,122
Accounts receivable, net of allowance of $8,083	27,468
Total current assets	48,590

Deferred acquisition costs (Note 6)	45,277
Property and equipment, net of accumulated
depreciation of $53,472 (Note 3)	74,861
Goodwill (Note 1)	379,539
Other assets	1,900
$ 550,167

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 154,216
Accrued salaries	72,713
Other accrued liabilities	18,728
Deferred revenues	39,013
Loan payable to related party (Note 2)	145,680
Total current liabilities	430,350

Commitment (Note 7)	-

Shareholders' equity (Notes 2 and 4):
Preferred stock, $.00001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.00001 par value; 100,000,000 shares authorized,
7,274,716 shares issued and outstanding	73
Additional paid-in capital	1,816,521
Retained deficit	(1,696,777)
Total shareholder's equity	$ 119,817

$ 550,167

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Statements of Operations
	Years Ended
	June 30,
	2003		2002

Internet service revenue	$ 418,430		$ -
Other revenue	-		172,295
Total revenue	418,430		172,295

Costs of direct Internet service	232,768		-
Gross profit	185,662		172,295

Operating expenses:
Selling, general and administrative	576,696		765,264
Contributed rent (Note 2)	1,200		-
Bad debt expense	195,740		3,103
Stock-based compensation (Notes 2 and 4):
Salaries	37,000		-
Board services	75,000		-
Legal	11,500		-
Consulting	159,500		-
Interest expense	-		50,414
Total operating expenses	1,056,636		818,781

Loss from operations	(870,974)		(646,486)

Other income (expense):
Loss on asset/debt disposition	-		(1,018)
Gain on lawsuit settlement	-		5,062
Gain on distribution of Founders' stock	-		307,738
Interest income	-		2,369

Total other income (expense)	-		314,151

Loss before income taxes	(870,974)		(332,335)

Income tax provision (Note 5)	-		64,551

Net loss	$ (870,974)		$ (267,784)

Basic and diluted loss per share	$ (0.34)		$ (0.21)

Weighted average common shares outstanding	2,573,170	*	1,256,908

* Restated for 1:7 reverse common stock split

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Statement of Changes in Shareholders' Equity
					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, July 1, 2001	-	$ -	$7,855,549	$ 78	$5,258,105	$ (558,019)	$4,700,164

Common stock issued in exchange for
expenses and debt repayments	-	-	1,710,957	17	-	-	17
Retirement and cancellation of
common stock	-	-	(768,150)	(7)	-	-	(7)
Distribution of Founders' stock (Note 1)	-	-	-	-	(4,095,037)	-	(4,095,037)
Spin-off of Founders' stock (Note 1)	-	-	-	-	(243,328)	-	(243,328)
Net loss	-	-	-	-	-	(267,784)	(267,784)
Balance, June 30, 2002	-	-	8,798,356	88	919,740	(825,803)	94,025

Common stock issued as payment for
salaries (Note 2)	-	-	2,900,000	29	36,971	-	37,000
Common stock issued in exchange for
Board services (Note 2)	-	-	3,500,000	35	74,965	-	75,000
Common stock issued in exchange for
legal services (Note 4)	-	-	450,000	5	11,495	-	11,500
Common stock issued in exchange for
Consulting services (Note 4)	-	-	3,500,000	35	159,465	-	159,500
Common stock issued as repayment
of related party loans (Note 2)	-	-	20,779,166	208	207,583	-	207,791
Common stock issued as repayment
of accrued salaries (Note 2)	-	-	6,322,478	63	63,162	-	63,225
Agreement and Plan of Reorganization
completed with Rover Telcom, Inc.
(Note 1)	-	-	3,750,000	38	262,462	-	262,500
7:1 reverse common stock split (Note 4)	-	-	(42,857,033)	(429)	429	-	-
Common stock sales (Note 4)	-	-	131,749	1	79,049	-	79,050
Rent contributed by an officer (Note 2)	-	-	-	-	1,200	-	1,200
Net loss	-	-	-	-	-	(870,974)	(870,974)
Balance, June 30, 2003	-	$ -	7,274,716	$ 73	$1,816,521	$(1,696,777)	$ 119,817

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Statements of Cash Flows
	Years Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (870,974)	$ (267,784)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	42,778	47,027
Common stock issued in exchange for
services (Notes 2 and 4)	283,000	349,368
Allowance for bad debts	8,083	-
Rent contributed by an officer (Note 2)	1,200	-
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable ($35,551 - $66,306)	30,755	-
Other assets ($1,639 - $1,900)	261	-
Accounts payable and accrued liabilities
($124,462 + $109,305)	233,767	-
Deferred revenues ($39,013 - $529)	38,484	-
Net cash (used in) provided by
operating activities	(232,646)	128,611

Cash flows from investing activities:
Acquisition costs (Note 6)	(45,277)	-
Net cash used in
investing activities	(45,277)	-

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	219,995	-
Effect of Spin-off of founders' stock	-	(131,293)
Proceeds from issuance of common stock	79,050	-
Net cash provided by (used in)
financing activities	299,045	(131,293)

Net change in cash	21,122	(2,682)

Cash, beginning of year	-	2,682

Cash, end of year	$ 21,122	$ -

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 50,414

Non-cash financing activities:
Common stock issued as repayment of
related party loans (Note 2)	$ 207,791	$ -
Common stock issued as repayment of
accrued salaries (Note 2)	$ 63,225	$ -

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation

SkyLynx Communications, Inc. (the "Company") was incorporated in the state of Colorado on January 21, 1998. The Company was originally engaged in the diversified operations of environmental remediation and recovery of oil and gas properties in Texas and Oklahoma, the development of oil and gas ventures and related interests, and as an internet service provider and e-business consultant in Hawaii.

Name Change

During April 2003, the Company changed its name from Basic Technologies, Inc. to StarCom Wireless Networks, Inc. in anticipation of a potential business combination (see Note 6). Subsequently, in September 2003, the Company changed its name from StarCom Wireless Networks, Inc. to SkyLynx Communications, Inc.

Spin-Off

On December 31, 2001, the Board of Directors and shareholders of the Company formed Founders Industries, Inc. ("Founders") for the purpose of effecting a tax-free reorganization pursuant to the provisions of the Internal Revenue Code, and to transfer all of the assets, liabilities and operations of the Company's subsidiaries to Founders solely in exchange for Founders' stock. Founders issued 8,198,356 shares of its $.001 par value common stock to the Company. In February 2002, the Company transferred certificates representing the 8,198,356 shares of the Founders stock to the Company's shareholders as a pro rata dividend, such shares to be "restricted securities" under the Securities Act of 1933, as amended. Following this distribution of shares, the original certificate was cancelled.

Business Combination

On July 1, 2002, the Company entered into an Agreement and Plan of Reorganization whereby the Company acquired 100 percent of the issued and outstanding shares of Rover Telcom Corporation ("Rover") in exchange for 3,750,000 shares of the Company's common stock. The results of Rover's operations have included in the accompanying consolidated financials statements since that date. Rover owns and operates an internet service provider ("ISP") serving the Fresno, California market. Rover had been an affiliated company of the Company's president and a former director. The Company plans to build its future operations in the automatic vehicle location industry.

The aggregate purchase price was $262,500, consisting of 3,750,000 shares of the Company's common stock with a market value of $.07 per share. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:
July 1, 2002
Current assets	$ 71,003
Property and equipment	117,639
Other assets	1,900
Goodwill	117,039
Total assets acquired	307,581

Current liabilities	(364,653)
Long-term debt	-
Total liabilities assumed	(364,653)

Net liabilities acquired	$ (57,072)

Going Concern

Inherent in the Company's business are various risks and uncertainties, including its historical operating losses and dependence upon strategic alliances. The Company's future success will be dependent upon its ability to create and provide effective and competitive automatic vehicle location services and the Company's ability to develop and provide new services that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

The Company intends to seek additional funding through equity offerings and continue to complete business combinations similar to the Rover acquisition.

Principles of Consolidation

The financial statements for the fiscal year ended June 30, 2002 included in this report consolidate the activities of SkyLynx Communications, Inc. and subsidiary companies Yankee Development Corporation, P&A Remediation, LLC (both Texas and Oklahoma), Simpco, inc., Cyber Cities Technologies, Inc. and Oilfield junk.com for the period from July 1, 2001 through December 31, 2001, the date of the formation and organization of Founders Industries, Inc., and the parent company only for the remainder of the fiscal year, January 1, 2002 through June 30, 2002. The financial statements for the year ended June 30, 2003 consolidate the activities of SkyLynx Communications, Inc. and its wholly-owned subsidiary Rover Telcom Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2003.

Allowance for Doubtful Accounts

The Company has provided for an allowance for doubtful accounts for the year ended June 30, 2003 based on management's estimate of the collectibility of accounts receivable.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Goodwill

Goodwill consists of an amount recorded with the acquisition of Rover in July 2002 ($262,500) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment at the end of each accounting period.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue and Cost Recognition

The Company recognizes revenue ratably as services are provided. Amounts collected prior to the service being provided are reflected as deferred revenue.

Sources of Supplies

The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Loss per Share

Net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2003, there were no outstanding common stock equivalents; therefore, net loss per share-basic and net loss per share-diluted were equal at June 30, 2003.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

(2)     Related Party Transactions

An officer contributed office space to the Company for the year ended June 30, 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

During the year ended June 30, 2003, the Company issued 2,900,000 shares (414,286 shares post-split) of its common stock to officers of the Company as payment for salaries. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $37,000 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2003.

During the year ended June 30, 2003, the Company issued 6,322,478 shares (903,211 shares post-split) of its common stock to officers of the Company as payment for accrued salaries valued at $63,225. The stock issuances were recorded at the market value of the Company's common stock on the transaction date.

During the year ended June 30, 2003, the Company issued 3,500,000 shares (500,000 shares post-split) of its common stock to directors of the Company as compensation for Board service. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $75,000 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2003.

Rover was indebted to its officers in the amount of $133,476 at the time it was acquired by the Company. During the year ended June 30, 2003, an officer advanced the Company an additional $219,995 and the Company issued 20,779,166 shares of its common stock as repayment of $207,791 of the officer loans. As of June 30, 2003, the Company owed one officer $145,680, which is included in the accompanying consolidated financial statements as "Loan Payable to Related Party".

(3)      Property and Equipment

Property and equipment consisted of the following at June 30, 2003:

ISP and computer equipment.	$ 128,333
Less accumulated depreciation	(53,472)
$ 74,861

Depreciation expense totaled $42,778 and $23,955 for the years ended June 30, 2003 and 2002.

(4)      Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at June 30, 2003.

Common Stock Split

On April 17, 2003, the Company's Board of Directors declared a 1 for 7 reverse split of its common stock for shareholders of record on April 17, 2003. The stock split decreased the number of common shares outstanding from 50,000,000 to 7,142,967 on that date.

Other Common Stock Issuances

During the year ended June 30, 2003, the Company issued 450,000 shares (64,286 shares post-split) of its common stock to its attorneys in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $11,500 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2003.

During the year ended June 30, 2003, the Company issued 3,500,000 shares (500,000 shares post-split) of its common stock in exchange for merger, technology, lobbying and other consulting services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $159,500 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2003.

During the year ended June 30, 2003, the Company sold 131,749 post-split shares of its common stock to unrelated investors for gross proceeds totaling $79,050 ($.60/share).

(5)     Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2003	2002
U.S. federal statutory graduated rate	34.00%	32.14%
State income tax rate,
net of federal benefit	5.83%	6.00%
Contributed rent	-0.05%	0.00%
Net operating loss for which no tax
benefit is currently available	-39.78%	-38.14%
	0.00%	0.00%

At December 31, 2002, deferred tax assets consisted of a net tax asset of $670,879, due to operating loss carryforwards of $1,695,577, which was fully allowed for, in the valuation allowance of $670,879. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2003 and 2002 totaled $346,469 and $102,126, respectively. The current tax benefit also totaled $346,469 and $102,126 for the years ended June 30, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(6)      Letter of Intent

On April 18, 2003, the Company entered into a Letter of Intent ("LOI") with StarCom Wireless Networks, Inc. ("StarCom"). StarCom operates a wireless data network with real-time monitoring capabilities of mobile and fixed assets primarily in the northwestern United States. Under the terms of the LOI, the Company would acquire all of the issued and outstanding common stock of StarCom in exchange for shares of the Company's common stock which would equal 50 percent of the total issued and outstanding common stock immediately following the exchange. The transaction had not closed as of the date of this report.

As part of its due diligence related to the potential StarCom transaction, the Company incurred legal, accounting, travel and other expenses totaling $45,277. These costs have been capitalized in the accompanying consolidated financial statements as "Deferred Acquisition Costs" and will be added to other acquisition costs if the acquisition is successful or written off as an expense to the Company's operations if it is not successful. In addition, the Company advanced StarCom $60,000 and paid expenses on behalf of StarCom totaling $15,047. These expenditures, totaling $75,047, have been recorded as an advance to the merger candidate; however, an allowance equal to 100 percent of the receivable has been established to offset the entire receivable.

(7)      Commitment

The Company's subsidiary leases office space under a noncancellable operating lease that commenced July 1, 1998 and expires June 30, 2008. Payments required under the operating lease are $1,438 per month from July 1, 1998 through June 30, 2003 and $1,612 per month from July 1, 2003 through June 30, 2008. Future minimum rental payments under the lease are as follows:
June 30,
2004	$ 19,344
2005	19,344
2006	19,344
2007	19,344
2008	19,344
$ 96,720

Rent expense for the years ended June 30, 2003 and 2002 totaled $17,256 and $-0-, respectively.
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years and any later interim period, we did not dismiss our principal independent accountant. Our principal accountant was the principal accountant of all significant subsidiaries. There have been no disagreements with our accountants on accounting and financial disclosure matters.
Item 8a.	Controls and Procedures

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

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position
Gary L. Brown	55	Chief Executive Officer, Director
Kenneth L. Marshall	63	Secretary and General Counsel
Stephen L. Rogers	60	Director
Steven Jesson	54	Director
Kevin Gorman	50	Chief Operating Officer
Jon Fatula	52	Vice President - Engineering
Fred Anderson	49	Vice President - Information Technology

___________________________

       Gary L. Brown age 55, CEO, Board Member - Prior to BTEC, Mr. Brown was Chairman of the Board and founder of LineShark Communications, Inc. a regional Internet Service Provider. Mr. Brown was an original founder of SkyLynx Communications, Inc. based in Denver, CO and served as its Chairman of the Board, President and CEO for over two years. SkyLynx Communications is an Internet service provider embarking on a rapid acquisition strategy similar to LineShark concentrating on the Pacific Rim region of the country. Mr. Brown resigned his position at SkyLynx to devote his full time to LineShark. Within two years following Mr. Brown's resignation as an officer and director of LineShark, LineShark filed a voluntary petition in bankruptcy. In addition, Mr. Brown served as a director of Cable Corporation of America, Inc., at the request of the Bankruptcy Court, during the period that it was subject to a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. Brown had been in the securities industry since 1973 as a registered securities principal in both Colorado and Florida. He has vast experience in the capital formation and establishing of publicly traded companies as well as mergers and acquisitions. Mr. Brown took SkyLynx from inception to over a $300 million capitalization and set in place commitments to fund the future growth and expansion of the company. Mr. Brown attended Central Missouri State University from 1967 to 1972.

       Kenneth L. Marshall age 63, Secretary and General Counsel- Mr. Marshall has been a member of the Florida Bar since 1972. He served as Secretary and General Counsel for SkyLynx and LineShark Communications, Inc. Within two years following his resignation as Secretary and General Counsel of LineShark Communications, Inc., that company filed a voluntary petition in bankruptcy. His area of practice is commercial law. He holds a J.D. degree from The Washington College of Law, The American University and a B. S. in Business Management from Florida Atlantic University.

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

       Steve Jesson, age 54, Board Member, was most recently owner of IntServCo, LLC, an Internet services consulting group, focused on helping communications and data service providers attain market and revenue growth during these challenging times of consolidation and constrained access to capital.

       Prior to forming IntServCo Mr. Jesson served as Vice President of Internet Services for Inforum Communications. In this position he gained first hand experience in developing and deploying the evolving range of Internet services. He led the company's efforts to deploy DSL, web hosting, and collocation services. He was also a key member of the advisory team tasked with integrating ISP properties purchased by Inforum. This gave him exposure to infrastructure and enterprise delivery issues and solutions.

       Prior to joining Inforum, Mr. Jesson was an executive for Fidelity Investments, rising to Senior Vice President as a Regional Manager overseeing 19 offices and 300+ employees.

       Mr. Jesson has a B.A. degree in Political Economics from Colorado College, and has attended executive development programs at Cal-Berkeley, Harvard, and Wharton. He recently moved from Alamo, California to Scottsdale, Arizona.

       Kevin Gorman, age 50, Chief Operating Officer, joined the Company in August, 2003. He was President and Chief Operating Officer of StarCom Wireless, USA, LLC from June 2001 until July, 2003, a provider of a wireless 2-way data communications network. From April 2000 until October 2000, he was President and COO of Tidemark Solutions, a developer of e-government transaction based hosted web services. From 1999 to 2000, he was President, Internet Security Unit North America for Aladdin Knowledge Systems, an Israeli internet security company. From 1987 to 1999, he was President and COO of IntegraTRAK, Inc., a telemangagement software company. Mr. Gorman holds a B.A. degree from St. Thomas University and a Master of Science Telecommunications degree from St. Mary's College in Minnesota.

       Fred L. Anderson, age 49, Vice-President-Engineering, joined the Company in August, 2003. From July 2001 to July 2003, he was Vice President Technical Development for StarCom Wireless, Inc where he developed applications software and designed network systems for a 2-way wireless data communications network. From April 1998 until April 2001, he served as Vice President of Business and Technical Development for DMC Stratex Networks NW, Inc. From November 1995 to April 1998, he was Vice President of Technical Development for StarCom Wireless, Inc. Mr. Anderson was employed with Meteor Communications Corporation from 1981 to 1995 and with Boeing Corporation to 1977 to 1981. He holds a BS in Electrical Engineering from Walla Walla College (1975) and a MS in Electrical Engineering from Washington State University (1977).

       Jon Fatula, age 52, Vice President-Information Technology, joined the Company in August 2003. From March 1996 until March 2003, he served as Vice President, Software Development for StarCom Wireless, Inc. From September 1992 until February 1996, he was Vice President - Technology for Media Logic, Inc. Previously, he was a Program Manager at MicroSoft Corp. Mr. Fatula attended Yale University as an undergraduate and has a BA Degree, Magna Cum Laude from Geneva College (1975).

       All directors serve for terms of one year each or until their successors are elected and qualified, and are subject to re-election at the Company's regular annual meeting of shareholders, unless they earlier resign.

       Any transactions between the Company and its officers, directors, principal shareholders or other affiliates have been and will be on terms no less favorable to the Company than the Board of Directors believes could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent outside disinterested directors.

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended June 30, 2003, the Board of Directors held two meetings, including regularly scheduled and special meetings, and undertook five separate actions by unanimous written consent. All meetings were attended by all directors, either in person or by telephonic conference.

       Outside directors are reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as directors. Directors receive no additional compensation for their service as directors. However, directors who also serve in a consultation capacity with the Company have received compensation in the form of shares of our common stock.

       b.      Committees

       During the fiscal year ended June 30, 2003, the Board had no standing committees. The Board intends to appoint a standing audit committee and compensation committee during the current fiscal year;

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

Section 16(a) Compliance

      Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 2002 and fiscal 2003. In making this report, the Company has relied on the written representations of its directors and officers or copies of the reports that they have filed with the Commission. Based upon the foregoing, Mr. Brown failed to file in a timely fashion seven reports covering seven transactions; Ken Marshall failed to file in a timely fashion three reports covering three transactions, Steve Jesson failed to file in a timely fashion two reports covering two transactions; Steve Rogers failed to file in a timely fashion three reports covering three transactions; Bryan Walker failed to file in a timely fashion one report covering one transaction; Laura Walker failed to file in a timely fashion one report covering one transaction; Richard Smith failed to file in a timely fashion one report covering one transaction; Derek Smith failed to file in a timely fashion one report covering one transaction; and Robert Francis failed to file in a timely fashion two reports covering two transactions.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal	Salary($)	Other Annual Compensation ($)(1)	Options SARs (#)

Gary L. Brown, CEO and President	2003 2002	$150,000(2) $-0-	$-0- $-0-	-0- -0-

Kenneth L. Marshall, General Counsel and Secretary	2003 2002	$75,000(2) $-0-	$-0- $-0-	-0- -0-

Kevin Gorman, Chief Operating Officer	2004 2003 2002	$145,000(3) (4) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-

Jon Fatula, Vice President	2004 2003 2002	$130,000(3) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-

Fred Anderson, Vice President	2004 2003 2002	$130,000(3) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-
1.

No executive officer will receive perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during a fiscal year.

2.	Messrs. Brown and Marshall have been accruing salary since January 1, 2003 at the above-stated rate, due to the Company's lack of funds.
3.	Messrs. Gorman, Fatula and Anderson began receiving salary effective August 1, 2003.
4.	The Company has agreed to pay Mr. Gorman a signing bonus of $22,500. This amount has been accrued but not yet paid.

Company Equity Incentive Plan

       In 2003, the Board of Directors and the Shareholders of the Company adopted the 2003 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan allows the Company to grant incentive stock options non-qualified stock options and/or stock purchase rights (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company's Common Stock (determined as of the date of grant of ISO) with respect to which ISO's granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. Rights to purchase shares of the Company's Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

       Either the Board of Directors (provided that a majority of Directors are "disinterested" can administer the Incentive Plan, or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.

       An aggregate of 1,240,457 shares of the Company's Common Stock is reserved for issuance under the Incentive Plan. As of September 30, 2003, no option or awards had been granted under the Plan.
Table 2 Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Gary L. Brown	0	0	N/A

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2003.
Table 3 Aggregated Options/Sar Exercised In Last Fiscal Year And Fy-End Option/Sar Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 06/30/03	Value of Unexercised In-the-Money Options at 6/30/03
			Exercisable/Unexercisable	Exercisable/Unexercisable
Gary L. Brown	0	0	0	0

Employment agreements

Effective August 1, 2003, we entered into written employment agreements with Kevin Gorman, Jon Fatula and Fred Anderson:

Mr. Gorman's agreement is an "at will" employment contract under which we agreed to pay him a signing bonus of $22,500 and a base annual salary of $145,000 per year.

Mr. Fatula's agreement is an "at will" employment contract under which we have agreed to pay him a base salary of $130,000 per year.

Mr. Anderson's agreement is an "at will" employment contract under which we have agreed to pay him a base salary of $130,000 per year.

Indemnification and limitation on liability of directors

Our Bylaws effectively provide that we shall, to the full extent permitted by the Delaware General Corporation Law ("DGCL"), as amended from time to time, indemnify all persons whom we may indemnify pursuant thereto. In addition, our Articles of Incorporation eliminate personal liability of our Directors to the full extent permitted by the DGCL, as amended from time to time.

The DGCL permits a corporation to indemnify its Directors and officers against expenses (including attorney's fees), judgments, fines and amounts paid in settlements actually and reasonably incurred by them in connection with any action, suit or proceeding brought by a third party if such Directors or officers acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reason to believe their conduct was unlawful. In a derivative action, indemnification may be made only for expenses actually and reasonably incurred by Directors and officers in connection with the defense or settlement of an action or suit and only with respect to a matter as to which they shall have acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the corporation, except that no indemnification shall be made if such person shall have been adjudged liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine upon application that the defendant officers or Directors are reasonably entitled to indemnity for such expenses despite such adjudication of liability.

The DGCL also provides that a corporation may eliminate or limit the personal liability of a Director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, provided that such provision shall not eliminate or limit the liability of a Director (i) for any breach of the Director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for willful or negligent conduct in paying dividends or repurchasing stock out of other than lawfully available funds or (iv) for any transaction from which the Director derived an improper personal benefit. No such provisions shall eliminate or limit the liability of a Director for any act or omission occurring prior to the date when such provision becomes effective.

We intend to obtain Directors' and officers' liability insurance policies covering certain liabilities of persons serving as officers and Directors and providing reimbursement to us for our indemnification of those persons; however, we have not yet done so.

We intend to enter into an Indemnification Agreement with each of our Directors and officers. The Indemnification Agreement will contain provisions that may require us, among other things, to indemnify our Directors and Officers against certain liabilities that may arise by reason of their status or service as Directors or Officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that such indemnification provisions and agreements are necessary to attract and retain qualified persons as Directors and executive officers.
Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to beneficial ownership of our common stock at June 30, 2003 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)
Name and Address(3)	Number of Shares	Percent Owned(2)
Gary L. Brown	3,277,378	38.7%
Robert Francis	500,000	5.9%
Stephen Rogers	514,286	6.1%
Kenneth L. Marshall	833,786	9.9%
Steve Jesson	419,643	5.0%
Kevin Gorman(4)	500,000	5.9%
Jon Fatula(4)	100,000	1.2%
Fred Anderson(4)	100,000	1.2%
All Officers and Directors as a Group (7 persons)	6,245,093	73.6%
_________________________________________________

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

(2) The percentages shown are calculated based upon 8,467,967 shares of common stock outstanding. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Memorandum upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)  Unless otherwise stated, the beneficial owner's address is 7318 Point of Rocks Road, Sarasota, Florida 34242.

(4)  Messrs. Gorman, Fatula and Anderson are principals of Interim Corporate Resources ("ICR"). The Company has agreed to acquire all of the assets of ICR in consideration of the issuance of 700,000 shares of our Common Stock, of which Mr. Gorman would receive 500,000 shares and Messrs. Fatula and Anderson would each receive 100,000 shares. The acquisition of ICR has not been formally consummated as of the date of this Memorandum.

The following table sets forth information as of June 30, 2003 with respect to compensation plans including individual compensation arrangements) under which equity securities have been issued or authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,240,457
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Item 12.     Certain Relationships and Related Transactions.

       Open account cash advances have been made by various shareholders. No promissory notes, interest rates or repayment schedules were set at the time of such advances.

       In December 2001, Gary L. Brown, our Chairman, President and CEO, and Steve Jesson, one of our directors, were each issued 142,858 shares of our Common Stock in consideration of their joining our Board of Directors. In August 2002, Mr. Jesson resigned as a director. Effective April 17, 2003, Mr. Jesson was re-elected to serve as a director our Company, and at the time was granted an additional 142,858 shares of our Common Stock.

       From December 2001 to April 2003, Mr. Brown made cash advances to the Company totaling approximately $170,000. Mr. Brown has converted all of those cash advances into shares of our Common Stock at a conversion price of $.07 per share.

       In April 2003, Mr. Brown converted accrued and unpaid compensation in the amount of approximately $44,000 into shares of our Common Stock at a conversion price of $.07 per share.

       During the year ended June 30, 2002, Mr. Brown was granted an option to purchase 700,000 shares of Common Stock from the Shelton Voting Trust at a price of $.014 per share. During the year, Mr. Brown assigned options to purchase 142,858 shares of Common Stock each to Robert Francis (through Milford Communications Partners) and Stephen Rogers, as well as options to other persons. In connection with the option exercise, Mr. Brown acquired 220,525 shares of our Common Stock.

       In May 2002, Robert D. Francis, a director, acquired 142,858 shares of our Common Stock pursuant to the assignment from Gary L. Brown of an option held by Mr. Brown to purchase shares of Common Stock from the Shelton Voting Trust.

       From January 1, 2003 to April 30, 2003, Mr. Francis performed services as a consultant for the Company for which he was paid a consultant's fee of $6,250 per month. Effective April 30, 2003, Mr. Francis converted accrued compensation in the amount of $25,000 into shares of our Common Stock at a conversion price of $.07 per share.

       In May 2002, Stephen L. Rogers, a director, acquired 142,858 shares of Common Stock pursuant to an assignment from Gary L. Brown of an option held by Mr. Brown to purchase shares of Common Stock from the Shelton Voting Trust.

       From January 1, 2003 through March 31, 2003, Mr. Rogers provided consultant's services for the Company for a consulting fee of $5,000. Effective April 30, 2003, Mr. Rogers converted that sum into shares of our Common Stock at a conversion price of $.07 per share.

       Kenneth L. Marshall serves as Secretary and General Counsel to the Company in consideration of $5,000 per month. In addition, Mr. Marshall has made cash advances to our subsidiary, Rover Telcom Corporation, in the amount of $23,500. Effective April 30, 2003, Mr. Marshall converted an aggregate of $48,365 of accrued salary, cash advances and unreimbursed expenses into shares of our Common Stock at a conversion price of $.07 per share.

       In August 2003, we issued 300,000 shares of our Common Stock to our director, Stephen Rogers, in consideration of his consulting services for the Company. We valued the shares of Common Stock at $.10 per share.

Item 13.     Exhibits and Reports on Form 8-K.

      (a)     Exhibits:
Exhibit No.		Title
**	3.1	Certificate of Incorporation of StarCom Wireless Networks, Inc.
**	3.2	ByLaws of StarCom Wireless Networks, Inc.
***	3.3	Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc.
*	10.1	Letter of Understanding dated December 13, 2001.
*	10.2	Option Agreement dated December 13, 2001.
*	10.3	Trust Agreement dated June 15, 2002.
**	10.4	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc.
	31	Certification
	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________
*	Incorporated by reference from Current Report on Form 8-K dated May 1, 2002.
**	Incorporated by reference from Current Report on Form 8-K dated May 7, 2003.
***	Incorporated by reference from Current Report on Form 8-K dated September 292003.

(b)	Reports on Form 8-K
	(1)	Current Report on Form 8-K dated July 17, 2003, Item 5: Other Events and Required FD Disclosure.
	(2)	Current Report on Form 8-K dated September 292003, Item 5. - Other Events and Required FD Disclosure.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: October 20, 2003	By: /s/ Gary L. Brown Gary L. Brown, Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Gary L. Brown Gary L. Brown	Chief Executive Officer, Chief Financial Officer and Director	October 20, 2003
/s/ Stephen L. Rogers Stephen L. Rogers	Director	October 20, 2003
/s/ Steve Jesson Steve Jesson	Director	October 20, 2003