Form 10QSB
period 2003-06-30
SKYLYNX COMMUNICATIONS INC
filed 2003-11-20
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2003

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

        SKYLYNX COMMUNICATIONS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1465836 (I.R.S. Employer Identification No.)

500 Ringling Boulevard
           Sarasota, Florida 34236
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 388-2882

               7318 Point of Rocks Road, Sarasota, Florida 34242
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
Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         7,901,167
          Class                                   Number of shares outstanding at November 19, 2003

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2003
Assets
Current assets:
Cash		$ 1,278
Accounts receivable, net		20,978
Employee advances		7,132
Total current assets		59,388

Property and equipment, net		66,814
Goodwill		379,539
Other assets		1,900

		$ 57,641

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable		$ 168,017
Accrued salaries		143,317
Other accrued liabilities		58,581
Deferred revenues		34,342
Loan payable to related party (Note 2)		210,060
Total current liabilities		614,317

Shareholders' deficit (Note 4):
Preferred stock		-
Common stock		81
Additional paid-in capital		2,240,513
Retained deficit		(2,347,270)

Total shareholder's deficit		(106,676)

	$	$ 507,641

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2003		2002

Internet service revenue	$ 93,024		$ 107,632

Operating expenses:
Costs of revenue	53,803		69,129
Selling, general and administrative	302,837		87,455
Contributed rent (Note 2)	300		300
Bad debt expense	-		2,080
Costs of terminated merger (Note 5)	49,077		-
Stock-based compensation (Note 4):
Legal	106,000		-
Consulting	231,500		-
Total operating expenses	743,517		158,964

Loss before income taxes	(650,493)		(51,332)

Income tax provision (Note 3)	-		-

Net loss	$ (650,493)		$ (51,332)

Basic and diluted loss per share	$ (0.08)		$ (0.03)

Weighted average common shares outstanding	7,725,550	*	1,806,908

* Restated for 1:7 reverse common stock split

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (650,493)	$ -
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,770	-
Common stock issued in exchange for
services (Notes 2 and 4)	337,500	-
Allowance for bad debts	-	-
Failed merger costs	45,277
Rent contributed by an officer (Note 2)	300	-
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable	(642)	-
Other assets	-	-
Accounts payable and accrued liabilities	124,258	-
Deferred revenues	(4,671)	-
Net cash (used in)
operating activities	(137,701)	(7,135)

Cash flows from investing activities:
Equipment purchases	(2,723)	-
Net cash used in
investing activities	(2,723)	-

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	64,380	11,982
Proceeds from sale of common stock (Note 4)	86,200	-
Net cash provided by
financing activities	150,580	11,982

Net change in cash	10,156	4,847

Cash, beginning of year	21,122	4,697

Cash, end of year	$ 31,278	$ 9,544

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2003, and should be read in conjunction with the notes thereto.

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

Rover was indebted to an officer in the amount of $145,680 as of June 30, 2003. During the three months ended September 30, 2003, the officer advanced the Company an additional $64,380. The advances due not carry an interest rate and are due on demand. As of September 30, 2003, the Company owed the officer $210,060, which is included in the accompanying consolidated financial statements as "Loan Payable to Related Party".

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Shareholders' deficit

During the three months ended September 30, 2003, the Company issued 200,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $106,000 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2003.

During the three months ended September 30, 2003, the Company issued 425,000 shares of its common stock in exchange for financial advisory and other consulting services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $231,500 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2003.

During the three months ended September 30, 2003, the Company sold 143,334 shares of its common stock to investors for gross proceeds totaling $86,200 ($.60/share).

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2003:
			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2003	7,274,716	$ 73	$1,816,521	$ (1,696,777)	$ 119,817
Common stock sales	143,334	2	86,198	-	86,200
Common stock issued in exchange
for consulting services	425,000	4	231,496	-	231,500
Common stock issued in exchange
for legal services	200,000	2	105,998	-	106,000
Office space contributed by officers	-	-	300	-	300
Net loss for the three months
ended September 30, 2003	-	-	-	(635,515)	(635,515)
Balance, September 30, 2003	8,043,050	$81	$2,240,513	$ (2,332,292)	$ (91,698)

Note 5: Letter of Intent

On April 18, 2003, the Company entered into a Letter of Intent ("LOI") with StarCom Wireless, Inc. ("StarCom"). StarCom operates a wireless data network with real-time monitoring capabilities of mobile and fixed assets primarily in the northwestern United States. Under the terms of the LOI, the Company would acquire all of the issued and outstanding common stock of StarCom in exchange for shares of the Company's common stock which would equal 50 percent of the total issued and outstanding common stock immediately following the exchange. The transaction was terminated during the three months ended September 30, 2003.

As part of its due diligence related to the potential StarCom transaction, the Company incurred legal, accounting, travel and other expenses totaling $49,077. During the three months ended September 30, 2003, these costs were written off as "costs of terminated merger" in the accompanying unaudited condensed consolidated financial statements.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2003 and material changes in our results of operations for the three months ended September 30, 2003, as compared to the same period in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

We incurred a net loss of $650,493 for the three months ended September 30, 2003, as compared to a net loss of $51,332 for the three months ended September 30, 2002 due to the following:

Sales revenue decreased approximately 13.6 percent, from $107,632 for the three months ended September 30, 2002, to $93,024 for the comparative period in the prior year primarily due to decreased demand for our web hosting services in the Fresno, California market.

Costs of revenue decreased approximately 22.2 percent, from $69,129 for the three months ended September 30, 2002, to $53,803 for the three months ended September 30, 2003 primarily due to a decrease in our Internet backhaul charges.

General and administrative expenses increased approximately 229.2 percent, from $87,455 for the three months ended September 30, 2002, to $302,837 for the three months ended September 30, 2003. The increase is related to increased general and administrative costs in our Sarasota, Florida and Bellingham, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations as shown in the following table:

General and Administrative Expenses
	For the Three Months Ended
	September 30,		Increase/
	2003	2002	(Decrease)
Sarasota and Bellingham operations	$ 246,320	$ -	$ 246,320
Fresno, California - ISP	56,517	87,455	(30,938)
	$ 302,837	$ 87,455	$ 215,382

General and administrative costs incurred in the Sarasota, Florida and Bellingham, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

We incurred merger costs of $49,077 for the three months ended September 30, 2003, as compared to $-0- for the three months ended September 30, 2002. The merger costs were written off against operations during the three months ended September 30, 2003 following the termination of our letter of intent with StarCom Wireless, Inc.

Stock-based compensation increased from $-0- for the three months ended September 30, 2002 to $337,500 for the three months ended September 30, 2003. We used 625,000 shares of common stock (instead of cash) as payment for legal and consulting services in an attempt to conserve our working capital.

Liquidity and Capital Resources

We have current assets of $59,388 (including $31,278 in cash) compared with current liabilities of $614,317, resulting in a working capital deficit of $554,929 as of September 30, 2003. Our auditors have questioned our ability to continue as a going concern in our June 30, 2003 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on our capital resources to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2003 increased $10,156, from $21,122 to $31,278 as of September 30, 2003. The increase was the result of a combination of cash proceeds from shareholder loans and common stock sales totaling $150,580, offset by cash used for the purchase of equipment of $2,723 and negative cash flows from operations of $137,701. Negative cash flows from operations consisted primarily of our $650,493 net loss, offset by stock-based compensation of $337,500, terminated merger costs of $45,277, and an increase in accounts payable and accruals of $124,258.

Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations incurred a net loss of approximately $17,000 during the three months ended September 30, 2003 and are not expected to provide operating cash in the foreseeable future.

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

ITEM 3.    CONTROLS AND PROCEDURES

Gary Brown, Chief Executive Officer and Chief Financial Officer of SkyLynx Communications, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

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

PART II.      OTHER INFORMATION

Item 1 - Legal Information:

         On November 17, 2003, the Company was served with a Summons and Complaint covering a civil action filed in the Superior Court of California, County of Fresno, Central Division, Case No. 03CECG03733 by Optigate Networks, Inc., as Plaintiff, against the Company's subsidiary, Rover TelCom Corporation, dba NetAssets, et al. In the action, Optigate Networks, Inc. claims damages for breach of contract arising from the provision of internet service connections related to the Company's Fresno ISP operations. The Company denies liability to the Plaintiff and plans to vigorously defend the action. The Company believes that it has numerous affirmative defenses to the claims and believes that the likelihood of a material adverse outcome of the matter is remote.

Item 2 - Changes in Securities:

         During the quarter ended September 30, 2003, the Company issued an aggregate of 625,000 shares of its common stock in exchange for services to the Company. Of the shares issued, 200,000 shares of common stock were issued to the Company's attorney in exchange for legal services. An aggregate of 425,000 shares of common stock were issued in exchange for financial advisory and other consulting services. In addition to the Company's attorney, the shares were issued to an outside director for consulting services and to two additional individuals for financial advisory services. Each of the persons to whom shares were issued qualified as a "accredited investor" within the meaning of Rule 501(a) of the Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder. The shares were valued at the market price of the Company's common stock on the date of issuance.

         Effective September 22, 2003, the Company issued an aggregate of 20,000 shares of common stock to three investors at a price of $.60 per share. The investors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective October 9, 2003, the Company issued an additional 105,200 shares to four investors at a price of $.60 per share. Each of the investors qualified as an " accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3 - Defaults Upon Senior Securities:

         None.

Item 4 - Submission of Matters to a Vote of Security Holders:

         None.

Item 5 - Other information:

         None.

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits:
	Exhibit No.	Description
	31	Certification
	32	Certification Pursuant to U.S.C. Section 1350
(b)	Reports on Form 8-K:

On July 17, 2003, the Company filed a Current Report on Form 8-K regard9ng the issuance of a press release on July 17, 2003 announcing the termination of our letter of intent with StarCom Wireless, Inc., describing a new strategic focus and announcing the resignation of two directors and the election of one director.

On September 30, 2003, the Company filed a Current Report on Form 8-K dated September 29, 2003, reporting the name change of the Company from "StarCom Wireless Networks, Inc." to "SkyLynx Communications, Inc." and changing its trading symbol on the OTC Electronic Bulletin Board to "SKYC."

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: November 19, 2003	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer and Chief Financial Officer