Form 10QSB/A
period 2003-09-30
SKYLYNX COMMUNICATIONS INC
filed 2004-01-13
CIK 1061354

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

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2003
Assets
 Current assets:
Cash	$ 31,278
Accounts receivable, net	20,978
Employee advances	7,132
Total current assets	59,388

Property and equipment, net	66,814
Goodwill	379,539
Other assets	1,900

$ 507,641
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

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2003	2002
Net cash (used in) operating activities	(137,701)	(7,135)

Cash flows from investing activities:
Equipment purchases	(2,723)	-
Net cash used in investing activities	(2,723)	-

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	64,380	11,982
Proceeds from sale of common stock (Note 4)	86,200	-
Net cash provided by financing activities	150,580	11,982

Net change in cash	10,156	4,847

Cash, beginning of year	21,122	4,697

Cash, end of year	$ 31,278	$ 9,544

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

On July 17, 2003, the Company filed a Current Report on Form 8-K regarding the issuance of a press release on July 17, 2003 announcing the termination of our letter of intent with StarCom Wireless, Inc., describing a new strategic focus and announcing the resignation of two directors and the election of one director.

On September 30, 2003, the Company filed a Current Report on Form 8-K dated September 29, 2003, reporting the name change of the Company from "StarCom Wireless Networks, Inc." to "SkyLynx Communications, Inc." and changing its trading symbol on the OTC Electronic Bulletin Board to "SKYC."

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: January 13, 2004	By: /s/ Gary L. Brown Gary L. Brown, President and Chief Executive Officer
