Form 10QSB
period 2003-12-31
SKYLYNX COMMUNICATIONS INC
filed 2004-02-17
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2003

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

Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         10,561,113
          Class                                   Number of shares outstanding at February 12, 2004

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
December 31, 2003
Assets
Current assets:
Cash	$ 34,716
Accounts receivable, net	24,665
Accounts receivable, other	24,356
Employee advances	7,800
Total current assets	91,537

Property and equipment, net	89,900
Goodwill - NetAsset	379,539
Goodwill - ICR (Note 5)	252,000
Other assets	4,100

$ 817,076

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 249,229
Accrued salaries	230,991
Other accrued liabilities	55,524
Deferred revenues	34,256
Loan payable to related party (Note 2)	322,560
Total current liabilities	892,560

Shareholders' deficit (Note 4):
Common stock	942
Additional paid-in capital	2,772,796
Retained deficit	(2,849,222)

Total shareholder's deficit	(75,484)

$ 817,076

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Internet service revenue	$ 84,989	$ 107,155	$ 178,013	$ 214,786

Operating expenses:
Costs of revenue	48,802	62,982	102,605	132,110
Selling, general and administrative	234,925	162,879	433,106	250,334
Contributed rent (Note 2)	150	-	450	-
Bad debt expense	15,000	149	15,000	2,229
Costs of terminated merger (Note 5)	-	-	49,077	-
Research & development costs (Note 6)	216,814	-	321,470	-
Stock-based compensation (Note 4):
Legal	71,250	-	177,250	-
Consulting	-	-	231,500	-
Total operating expenses	586,941	226,010	1,330,458	384,673

Loss before income taxes	(501,952)	(118,855)	(1,152,445)	(169,887)

Income tax provision (Note 3)	-	-	-	-

Net loss	$ (501,952)	$ (118,855)	$(1,152,445)	$ (169,887)

Basic and diluted loss per share	$ (0.06)	$ (0.03)	$ (0.14)	$ (0.05)

Weighted average common shares outstanding	$ 8,332,006	$ 3,771,194*	$ 7,956,085	$ 3,771,194*
* Restated for 1:7 reverse common stock split

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002

Net cash (used in) operating activities	$ (422,253)	$ (292,107)

Cash flows from investing activities:
Equipment purchases	(36,977)	(116,666)

Net cash used in investing activities	(36,977)	(116,666)

Cash flows from financing activities:
Working capital advance from Rover shareholders	-	35,629
Payments on capital leases	-	24,943
Proceeds from related party loans (Note 2)	176,880	35,110
Proceeds from sale of common stock (Note 4)	295,944	-
Dividends paid to common shareholders	-	317,872

Net cash provided by financing activities	472,824	413,554

Net change in cash	13,594	4,781

Cash, beginning of year	21,122	-

Cash, end of year	$ 34,716	$ 4,781

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

Note 2: Related party transactions

An officer contributed office space to the Company for the year ended June 30, 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Starting in October, 2003, the Company started renting office space on a month to month basis from an unrelated party.

Rover was indebted to an officer in the amount of $145,680 as of June 30, 2003. During the three and six months ended December 31, 2003, the officer advanced the Company an additional $112,500 and $176,880, respectively. The advances do not carry an interest rate and are due on demand. As of December 31, 2003, the Company owed the officer $322,560, which is included in the accompanying consolidated financial statements as "Loan Payable to Related Party".

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Shareholders' deficit

During the three months ended December 31, 2003, the Company issued 125,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $71,250 was recognized in the accompanying consolidated financial statements for the three months ended December 31, 2003.

During the three months ended September 30, 2003, the Company issued 200,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $106,000 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2003.

During the three months ended September 30, 2003, the Company issued 425,000 shares of its common stock in exchange for financial advisory and other consulting services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $231,500 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2003.

During the six months ended December 31, 2003, the Company sold 693,739 unregistered shares of its common stock to investors for gross proceeds totaling $295,944. The sales were made solely to persons who qualified as accredited investors within the meaning of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Shares were sold in two successive private offerings: the first at a price of $.60 per share and the second at a price equal to 70% of the market price of the common stock on the date of the investment.

Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2003:
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2003	7,274,716	$727	$1,815,867	$(1,696,777)	$119,817
Common stock sales	693,739	70	295,874	-	295,944
Common stock issued in exchange
for consulting services	425,000	43	231,457	-	231,500
Common stock issued in exchange
for legal services	325,000	32	177,218	-	177,250
Common stock issued for acquisition
Of Interim Consulting Services	700,000	70	251,930	-	252,000
Office space contributed by officers	-	-	450	-	450
Net loss for the six months
ended December 31, 2003	-	-	-	(1,152,445)	(1,152,445)
Balance, December 31, 2003	9,418,455	$942	$2,772,796	$(2,849,222)	$(75,484)

Note 5: Acquisitions

Effective December 10, 2003, the Company consummated an Agreement and Plan of Reorganization dated as of September 1, 2003 (the "Agreement") with Interim Corporate Resources, LLC, a Washington limited liability company ("ICR").

Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 shares of the Company's common stock. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. The stock issuances were recorded at the market value of the Company's common stock on the transaction date totaling $252,000 which was recorded as goodwill as ICR had no tangible assets and no liabilities.

Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson serves as Vice President - Engineering. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003.

ICR is a consulting company with established clients in the automatic vehicle location ("AVL") industry. ICR's assets consist principally of customer and client relationships which the Company plans to use in deploying and developing its wireless networks.

The Company has determined that audited financial statements for ICR and pro forma information reflecting the acquisition are not required under the provisions of Item 310(c)(2) of Regulation SB.

On November 28, 2003 the Company entered into a definitive agreement to acquire a 75% interest in a closely held Costa Rican company named DirectCom S.A. DirectCom is a development stage enterprise deploying a wireless network in Costa Rica. The Company is in the process of satisfying the conditions required for completing the acquisition per the terms of the definitive agreement.

Note 6: Research & Development Costs

In connection with the ICR acquisition, the Company is in the process of developing a wireless radio and network system for the intended implementation into the automatic vehicle location ("AVL") industry. The Company is also in the process of identifying additional applications for the radio and network being developed.

For the six months ended December 31, 2003, the Company incurred total research and development costs of $321,470 consisting of engineering and project management salaries of $250,971; consulting expenses of $26,462; prototype equipment costs of $11,244; and travel related expenses of $32,793. All expenses incurred during the research and development stage before achieving commercial feasibility are expensed as incurred.

Note 7: Letter of Intent

On April 18, 2003, the Company entered into a non-binding Letter of Intent ("LOI") with StarCom Wireless, Inc. ("StarCom"). StarCom operates a wireless data network with real-time monitoring capabilities of mobile and fixed assets primarily in the northwestern United States. Under the terms of the LOI, the Company proposed to acquire all of the issued and outstanding common stock of StarCom in exchange for shares of the Company's common stock which would equal 50 percent of the total issued and outstanding common stock immediately following the exchange. The transaction was terminated during the three months ended September 30, 2003.

As part of its due diligence related to the potential StarCom transaction, the Company incurred legal, accounting, travel and other expenses totaling $49,077. During the three months ended September 30, 2003, these costs were written off as "costs of terminated merger" in the accompanying unaudited condensed consolidated financial statements.

Note 8: Subsequent Events

From January 1, 2004 through February 12, 2004, the Company has sold an additional 452,658 shares at 70% of the current market price to ten investors for a total of $256,200. Each of the investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

On January 13, 2004 the Company entered into a Consultation and Securities Compensation agreement with a consultant to advise the Company on matters related to business development and marketing. Under the terms of the agreement, the consultant received consulting fee of 300,000 shares of the Company's common stock.

In February, 2004 the Company issued an aggregate of 410,000 shares of common stock to two employees and a consultant for accrued and unpaid compensation, with the shares valued at $.40 each. In addition, the Company made a restricted stock award to its newly appointed director, Alfredo Chang, consisting of 250,000 shares.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2003 and material changes in our results of operations for the three and six months ended December 31, 2003, as compared to the same periods in 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three and Six Months Ended December 31, 2003 versus Three and Six Months Ended
December 31, 2002

We incurred a net loss of $501,952 for the three months ended December 31, 2003, as compared to a net loss of $118,855 for the three months ended December 31, 2002 due to the following:

In connection with the ICR acquisition, the Company is in the process of developing a wireless radio and network system for the intended implementation into the automatic vehicle location ("AVL") industry. The Company is also in the process of identifying additional applications for the radio and network being developed.

For the six months ended December 31, 2003, the Company incurred total research and development costs of $321,470 consisting of engineering and project management salaries of $250,971; consulting expenses of $26,462; prototype equipment costs of $11,244; and travel related expenses of $32,793. All expenses incurred during the research and development stage are expensed as incurred.

Sales revenue decreased approximately 20.7 percent, from $107,155 for the three months ended December 31, 2002, to $84,989 for the comparative period in the current year primarily due to decreased demand for our web hosting services in the Fresno, California market.

Costs of revenue decreased approximately 22.5 percent, from $62,982 for the three months ended December 31, 2002, to $48,802 for the three months ended December 31, 2003 primarily due to a decrease in our Internet backhaul charges.

General and administrative and research and development expenses increased approximately 177.3 percent, from $162,879 for the three months ended December 31, 2002, to $451,739 for the three months ended December 31, 2003. The increase is related to increased general and administrative and research and development costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations as shown in the following table:

General and Administrative Expenses and Research and Development Costs:
	For the Three Months Ended
	December 31,		Increase/
	2003	2002	(Decrease)
Sarasota and Seattle operations	$ 407,688	$ -	$ 407,688
Fresno, California - ISP	44,051	162,879	(118,828)
	$ 451,739	$ 162,879	$ 288,860

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

We incurred merger costs of $49,077 for the six months ended December 31, 2003, as compared to $-0- for the three months ended September 30, 2002. The merger costs were written off against operations during the three months ended September 30, 2003 following the termination of our letter of intent with StarCom Wireless, Inc.

Stock-based compensation increased from $-0- for the six months ended December 31, 2002 to $408,750 for the six months ended December 31, 2003. We used 750,000 shares of common stock (instead of cash) as payment for legal and consulting services in an attempt to conserve our working capital.

Liquidity and Capital Resources

We have current assets of $91,537 (including $34,716 in cash) compared with current liabilities of $892,560, resulting in a working capital deficit of $801,023 as of December 31, 2003. Our auditors have questioned our ability to continue as a going concern in our June 30, 2003 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on our capital resources to maintain liquidity. In the past, we have derived our working capital from private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2003 increased $13,594, from $21,122 to $34,716 as of December 31, 2003. The increase was the result of a combination of cash proceeds from shareholder loans and common stock sales totaling $472,824, offset by cash used for the purchase of equipment of $36,977 and negative cash flows from operations of $422,253. Negative cash flows from operations consisted primarily of our $1,152,445 net loss, offset by stock-based compensation of $408,750, terminated merger costs of $49,077, and an increase in accounts payable and accruals of $284,829.

Until we establish profitable operations, our intended sources of liquidity will continue to be common stock sales and shareholder loans, if available. Our internet service provider operations incurred a net loss of approximately $8,000 during the three months ended December 31, 2003 and are not expected to provide operating cash in the foreseeable future.

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

ITEM 3.    CONTROLS AND PROCEDURES

Gary Brown, Chief Executive Officer and Daniel Sullivan, Chief Financial Officer of SkyLynx Communications, Inc. have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

Item 2 - Changes in Securities:

During the six months ended December 31, 2003, the Company issued an aggregate of 185,001 shares of common stock to five investors at a price of $.60 per share for a total of $111,200. The investors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

In addition, during the six months ended December 31, 2003, the Company issued an aggregate of 508,738 shares to nine investors. The sales price of the stock is equal to 70% of the current market price share resulting in total proceeds of $184,744. Each of the investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

From January 1, 2004 through February 12, 2004, the Company has sold an additional 452,658 shares at 70% of the current market price to ten investors for a total of $256,200. Each of the investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

On January 13, 2004 the Company entered into a Consultation and Securities Compensation agreement with a consultant to advise the Company on matters related to business development and marketing. Under the terms of the agreement, the consultant received consulting fee of 300,000 shares of the Company's common stock.

In February, 2004 the Company issued 150,000 shares of its common stock to a consultant, to satisfy a portion of compensation accrued through December 31, 2003.

Effective with acquisition of Interim Corporate Resources, the Company issued 700,000 shares of its common stock in exchange for 100% of the issued and outstanding member interests of ICR. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. The shares were taken for investment and subject to appropriate transfer restrictions, and were issued without registration under the Securities Act pursuant the exemption set forth in Section 4(2) and Regulation D thereunder.

Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson serves as Vice President - Engineering. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003.

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
On November 20, 2003, the Company filed a Current Report on Form 8-K regarding the completion of the spin-off of the assets of Founders Industries, Inc.
On December23, 2003, the Company filed a Current Report on Form 8-K dated December 10, 2003, reporting the consummation of on Agreement and Plan of Reorganization of Interim Resources, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: February 17, 2004	By: /s/ Daniel J. Sullivan Daniel J. Sullivan Chief Financial Officer
Date: February 17, 2004	By: /s/ Gary L. Brown Gary L. Brown, President and Chief Executive Officer