Form 10QSB
period 2004-03-31
SKYLYNX COMMUNICATIONS INC
filed 2004-06-01
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2004

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

________________________________________________________________
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
                                                                                                                                     Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         12,725,037
          Class                                        Number of shares outstanding at May 13, 2004

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
March 31, 2004
Assets
Current assets:
Cash	$ 26,503
Accounts receivable, net	28,056
Prepaid expenses	6,168
Total current assets	60,727

Property and equipment, net	151,809
Goodwill - NetAsset	379,539
Goodwill - ICR (Note 5)	252,000
Other assets	7,400

$ 851,475

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 288,366
Accrued salaries	272,429
Other accrued liabilities	89,459
Deferred revenues	55,973
Loan payable to related party (Note 2)	151,100
Total current liabilities	857,327

Shareholders' deficit (Note 4):
Common stock	1,207
Additional paid-in capital	4,350,375
Retained deficit	(4,357,434)

Total shareholder's deficit	(5,852)

$ 851,475

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Internet service revenue	$ 105,340	$ 105,983	$ 283,353	$ 320,769
Operating expenses:
Costs of revenue	50,489	56,989	153,094	189,100
Selling, general and administrative	403,983	128,232	837,089	378,565
Contributed rent (Note 2)	-	-	450	-
Bad debt expense	(31,739)	(4,458)	(16,739)	(2,229)
Costs of terminated merger (Note 5)	-	-	49,077	-
Research & development costs (Note 6)	244,856		566,326
Stock-based compensation (Note 4):
Legal	-	-	177,250	-
Consulting	945,963	-	1,177,463	-
Total operating expenses	1,613,552	180,763	2,944,010	565,436
Loss from operations	(1,508,212)	(74,780)	(2,660,657)	(244,667)
Other income (expense)
Interest expense	-	(1,880)	-	(1,880)
Loss before income taxes		(76,660)	(2,660,657)	(246,547)
Income tax provision (Note 3)	-	-	-	-
Net loss	$(1,508,212)	(76,660)	$(2,660,657)	$ (246,547)
Basic and diluted loss per share	$ (0.14)	$ (0.01)	$ (0.31)	$ (0.01)
Weighted average common shares outstanding *	10,942,455	3,771,194*	8,468,681	3,771,194*
* Restated for 1:7 reverse common stock split

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Net cash (used in) provided by operating activities	$ (750,256)	$ 58,617
Cash flows from investing activities:
Equipment purchases	(111,107)	(85,557)
Net cash used in investing activities	(111,107)	(85,557)
Cash flows from financing activities:
Proceeds from related party loans (Note 2)	5,420	97,736
Proceeds from sale of common stock (Note 4)	861,324	-
Dividends paid to common shareholders	-	(55,567)
Net cash provided by financing activities	866,744	42,169
Net change in cash	5,381	15,229
Cash, beginning of period	21,122	-
Cash, end of period	$ 26,503	$ 15,229
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

Rover was indebted to an officer in the amount of $145,680 as of June 30, 2003. During the three and nine months ended March 31, 2004, the officer advanced the Company an additional $112,500 and $176,880, respectively. During the three months ended March 31, 2004, the Company repaid the officer $171,460. The advances do not carry an interest rate and are due on demand. As of March 31, 2004, the Company owed the officer $151,100, which is included in the accompanying consolidated financial statements as "Loan Payable to Related Party".

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended March 31, 2003 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Shareholders' deficit

During the three months ended March 31, 2004, the Company entered into two Consultation and Securities Compensation agreements with a consultants to advise the Company on matters related to business development and marketing. Under the terms of the agreement, the consultants received consulting fee of 400,000 shares of the Company's common stock.

In February, 2004 the Company issued an aggregate of 410,000 shares of common stock to two employees and a consultant for accrued and unpaid compensation, with the shares valued at $.40 each. In addition, the Company made a restricted stock award to its newly appointed director, Alfredo Chang, consisting of 250,000 shares.

During the three months ended December 31, 2003, the Company issued 125,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $71,250 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2004.

During the three months ended September 30, 2003, the Company issued 200,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $106,000 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2004.

During the three months ended September 30, 2003, the Company issued 425,000 shares of its common stock in exchange for financial advisory and other consulting services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $231,500 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2004.

During the nine months ended March 31, 2004, the Company sold 2,069,607 unregistered shares of its common stock to investors for gross proceeds totaling $861,324. The sales were made solely to persons who qualified as accredited investors within the meaning of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Shares were sold in two successive private offerings: the first at a price of $.60 per share and the second at a price equal to 70% of the market price of the common stock on the date of the investment. In addition, the private offerings also provided each shareholder with a warrant to purchase additional shares of stock equal to the initial purchase quantity at an exercise price of $3.00 per share for a period of 2 years after the original stock purchase.

Following is a schedule of changes in shareholders' deficit for the nine months ended March 31, 2004:
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2003	7,274,716	$ 727	$1,815,867	$(1,696,777)	$ 119,817
Common stock sales	2,069,607	207	861,117	-	861,324
Common stock issued in
Exchange for consulting
Services	1,205,000	121	832,400	-	832,521
Common stock issued in
exchange for legal services	325,000	32	177,218	-	177,250
Common stock issued in
exchange for salaries	495,714	50	411,393	-	411,443
Common stock issued for
acquisition of Interim
Consulting Services	700,000	70	251,930	-	252,000
Office space contributed by	-	-
Officers	-	-	450	-	450
Net loss for the nine months
ended March 31, 2004	-	-	-	(2,660,657)	(2,660,657)
Balance, March 31, 2004	12,070,037	$ 1,207	$4,350,375	(4,357,434)	$ (5,852)

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

On November 28, 2003 the Company entered into a definitive agreement to acquire a 75% interest in a closely held Costa Rican company named DirectCom S.A. DirectCom is a development stage enterprise deploying a wireless network in Costa Rica. At March 31, 2004, the Company was in the process of satisfying the conditions required for completing the acquisition per the terms of the definitive agreement.

Note 6: Research & Development Costs

In connection with the ICR acquisition, the Company is in the process of developing a wireless radio and network system for the intended implementation into the automatic vehicle location ("AVL") industry. The Company is also in the process of identifying additional applications for the radio and network being developed.

For the nine months ended March 31, 2004, the Company incurred total research and development costs of $566,326 consisting of engineering and project management salaries of $405,792; consulting expenses of $74,289; prototype equipment costs of $44,587; and travel related expenses of $41,658. All expenses incurred during the research and development stage before achieving commercial feasibility are expensed as incurred.

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

Note 8: Subsequent Events

From April 1, 2004 through May 13, 2004, the Company has sold an additional 57,692 shares at 70% of the current market price to ten investors for a total of $15,000. Each of the investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2003 and material changes in our results of operations for the three and nine months ended March 31, 2004, as compared to the same periods in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three and Nine Months Ended March 31, 2004 versus Three and Nine Months Ended March 31, 2003

We incurred a net loss of $1,508,212 for the three months ended March 31, 2004, as compared to a net loss of $76,660 for the three months ended March 31, 2003 due to the following:

In connection with the ICR acquisition, the Company is in the process of developing a wireless radio and network system for the intended implementation into the automatic vehicle location ("AVL") industry. The Company is also in the process of identifying additional applications for the radio and network being developed.

For the nine months ended March 31, 2004, the Company incurred total research and development costs of $566,326 consisting of engineering and project management salaries of $405,792; consulting expenses of $74,289; prototype equipment costs of $44,587; and travel related expenses of $41,658. All expenses incurred during the research and development stage are expensed as incurred.

Sales revenue decreased approximately 0.6 percent, from $105,983 for the three months ended March 31, 2003, to $105,340 for the comparative period in the current year.

Costs of revenue decreased approximately 11.4 percent, from $56,989 for the three months ended March 31, 2003, to $50,489 for the three months ended March 31, 2004 primarily due to a decrease in our Internet backhaul charges.

General and administrative and research and development expenses increased approximately 215 percent, from $128,231 for the three months ended March 31, 2003, to $403,983 for the three months ended March 31, 2004. The increase is related to increased general and administrative and research and development costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

We incurred merger costs of $49,077 for the nine months ended March 31, 2004, as compared to $-0- for the nine months ended March 31, 2003. The merger costs were written off against operations during the three months ended September 30, 2003 following the termination of our letter of intent with StarCom Wireless, Inc.

Stock-based compensation increased from $-0- for the nine months ended March 31, 2003 to $408,750 for the nine months ended March 31, 2004. We used 1,530,000 shares of common stock (instead of cash) as payment for legal, consulting services and employee salaries in an attempt to conserve our working capital.

Liquidity and Capital Resources

We have current assets of $60,728 (including $26,503 in cash) compared with current liabilities of $857,327, resulting in a working capital deficit of $796,600 as of March 31, 2004. Our auditors have questioned our ability to continue as a going concern in our June 30, 2003 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on our capital resources to maintain liquidity. In the past, we have derived our working capital from private stock sales and cash advances from principal shareholders.

Our cash balance at March 31, 2004 increased $5,381, from $21,122 at June 30, 2003 to $26,503 as of March 31, 2004. The increase was the result of a combination of cash proceeds from shareholder loans and common stock sales totaling $861,324 offset by cash used for the purchase of equipment of $111,107 and negative cash flows from operations of $750,256. Negative cash flows from operations consisted primarily of our $2,660,657 net loss, offset by stock-based compensation of $1,421,213, terminated merger costs of $49,077, and an increase in accounts payable and accruals of $404,598.

Until we establish profitable operations, our intended sources of liquidity will continue to be common stock sales and shareholder loans, if available. Our internet service provider operations incurred broke even during the three months ended March 31, 2004 and are not expected to provide operating cash in the foreseeable future.

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

On January 13, 2004 the Company entered into a Consultation and Securities Compensation agreement with a consultant to advise the Company on matters related to business development and marketing. Under the terms of the agreement, the consultant received consulting fee consisting, in part, of 150,000 restricted shares of the Company's common stock.   The shares were taken for investment and subject to appropriate transfer restrictions, and were issued without registration under the Securities Act pursuant the exemption set forth in Section 4(2) and Regulation D thereunder.

In February, 2004 the Company issued restricted 150,000 shares of its common stock to a consultant, to satisfy a portion of compensation accrued through December 31, 2003.   The shares were taken for investment and subject to appropriate transfer restrictions, and were issued without registration under the Securities Act pursuant the exemption set forth in Section 4(2) and Regulation D thereunder.

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

During the quarter ended September 30, 2003, the Company issued an aggregate of 625,000 restricted shares of its common stock to four (4) persons in exchange for services to the Company. Of the shares issued, 200,000 shares of common stock were issued to the Company's attorney in exchange for legal services. An aggregate of 425,000 shares of common stock were issued in exchange for financial advisory and other consulting services. In addition to the Company's attorney, the shares were issued to an outside director for consulting services and to two additional individuals for financial advisory services. Each of the persons to whom shares were issued qualified as a "accredited investor" within the meaning of Rule 501(a) of the Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3 -  Defaults Upon Senior Securities:

         None.

Item 4 -  Submission of Matters to a Vote of Security Holders:

At the Company's annual meeting of shareholders on April 13, 2004, the following matters were approved by our shareholders:

1.

The following individuals were elected as directors of the Company: Gary L. Brown, Steven R. Jesson, Alfredo Chang and Stephen L. Rogers were elected as directors. There were 8,258,031 shares voting in favor, 0 against, and 270,000 shares abstaining.

2.	The selection of Cordovano & Honeck, P.C. as auditors of the Company was ratified. There were 8,258,031 shares voting in favor of the ratification, 1,000 against and 269,000 shares abstaining.
3	The 2003 Equity Incentive Plan was approved, with 7,621,825 shares voting in favor of the approval, 14,850 shares against, and 891,356 shares abstaining.

Item 5 -  Other information:

         None.

Item 6 -   Exhibits and Reports on Form 8-K
(a)	Exhibits:
	Exhibit No.	Description
	31	Certification
	32	Certification Pursuant to U.S.C. Section 1350
(b)	Reports on Form 8-K:
On May 14, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004, reporting the consummation of The Purchase Agreement of DirectCom, S.A,, a Costa Rican corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: June 1, 2004	By: /s/ Daniel J. Sullivan Daniel J. Sullivan Chief Financial Officer
Date: June 1, 2004	By: /s/ Gary L. Brown Gary L. Brown, President and Chief Executive Officer