Form 10KSB
period 2004-06-30
SKYLYNX COMMUNICATIONS INC
filed 2004-11-16
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-KSB

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $336,787

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At November 11, 2004, based upon the quoted closing price of $.18 per share, as quoted on the OTC Electronic Bulletin Board, the aggregate market value of the voting stock held by non-affiliates is $1,459,258.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2004 the Issuer had 16,626,161 shares of common stock issued and outstanding.

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

The following documents are incorporated herein by reference:
1.	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
2.	ByLaws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
3.

Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 29, 2003).

4.	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.
5.	Option Agreement dated December 13, 2001 (Incorporate by reference from Current Report on Form 8-K filed May 15, 2002.
6.	Trust Agreement dated June 15, 2002 (Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 2002 filed on October 15, 2002.
7.

Agreement and Plan of Reorganization between Rover Telcom Corporation, Shareholders of Rover Telcom Corporation and Basic Technologies, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

8.	Articles of Incorporation of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).
9.	By-Laws of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)
10.	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)
11.	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)
12.	Press Release dated July 17, 2003 Announces Termination Of Letter Of Intent And New Strategic Direction (Incorporated by reference from Current Report on Form 8-K filed July 17,2003)
13.	SkyLynx Communications, Inc. 2002 Equity Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)
14.	Consultation and Securities Compensation Agreement between the Company and Carl Dilley dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)
15.

Consultation and Securities Compensation Agreement between the Company and Clifford L. Neuman dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

16.	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)
17.	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
18.	Joint Venture Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
19.	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
20.	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)
21.	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

TABLE OF CONTENTS
PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)     Business Development

SkyLynx Communications, Inc. (the "Company") was formally known as StarCom Wireless Networks, Inc. from May 2003 through September 2003 and Basic Technologies, Inc. from inception through May 2003. The Company was organized under the laws of the State of Colorado on January 21, 1998. The Company was initially organized for the purpose of pursuing and completing a business combination with Yankee Development Corporation ("Yankee Development"), a Texas corporation engaged in the business of the acquisition and development of oil and gas ventures and related interests.

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

(e)     Redomestication, Reverse Split and Name Change.

Effective May 7, 2003, the Company completed the following transactions:
1.	The reverse split of its common stock by a ratio of 1-for-7;
2.	Its redomestication to a corporation formed and organized under the laws of the State of Delaware; and
3.	Its name change to "StarCom Wireless Networks, Inc."

Effective September 29, 2003, the Company changed its name again to "SkyLynx Communications, Inc."

(f)     Acquisition of Interim Resources Corporation.

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

Kevin Gorman currently serves as Chief Operating Officer of the Company and on September 13, 2004 he was also appointed to the Board of Directors of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson serves as Vice President - Engineering. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003. Mr. Anderson resigned effective July 15, 2004.

ICR is a consulting company with established clients in the automatic vehicle location ("AVL") industry. ICR's assets consist principally of customer and client relationships which the Company plans to use in deploying and developing its wireless networks.

(g)     Acquisition of SkyLynx Communications de Costa Rica S.A.

On November 28, 2003, the Company entered into a definitive Common Stock Purchase Agreement with Gustavo A. Yepes (the "Purchase Agreement") pursuant to which Mr. Yepes agreed to transfer and convey to the Company shares representing an aggregate of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation.

Subsequent to entering into the Purchase Agreement, DirectCom, S.A. undertook a reorganization under the terms of a Joint Venture Agreement (the "Joint Venture Agreement") between Mr. Yepes, IdNet, S.A., a Costa Rican corporation, and Inversiones Sinalco, S.A., also a Costa Rican corporation. Under the Joint Venture Agreement, DirectCom, S.A. reorganized and changed its name to SkyLynx Communications de Costa Rica, S.A. ("SkyLynx Costa Rica") in contemplation of the consummation of the Purchase Agreement pursuant to which the Company would acquire 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica.

Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Mr. Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the Company issued to Yepes, in escrow, an aggregate of 300,000 shares of the Company's common stock in consideration of the shares of SkyLynx Costa Rica.

SkyLynx Costa Rica is the legal entity formed to implement the provisions of the Joint Venture Agreement under which the Company acquired 75% of the outstanding shares, IdNet acquired 20% of the outstanding shares and Inversiones Sinalco acquired 5% of the outstanding shares of SkyLynx Costa Rica.

Subsequent to executing the Purchase Agreement, Mr. Yepes was appointed Vice President, Latin American Operations, of the Company and has been serving as President of SkyLynx Costa Rica. He is responsible for implementing the Company's Costa Rican deployment and network operations.

(h)     Consolidation

The financial statements for the fiscal year ended June 30, 2003 included in this report consolidate the activities of SkyLynx and its wholly-owned subsidiary, Rover TelCom Corporation, from August 27, 2002 to the fiscal year end June 30, 2003. The financial statements for the fiscal year ended June 30, 2004 consolidate the activities of SkyLynx and its wholly-owned subsidiary, Interim Resources Corporation, from December 10, 2003 to the fiscal year end June 30, 2004. . Additionally, the results of operations for its 75% owned subsidiary, SkyLynx Communications de Costa Rica, S.A. are included from acquisition on April 30, 2004 to the fiscal year end June 30, 2004

BUSINESS OF ISSUER

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

Technology - SkyLynx's wireless communications technology with its specialized radio units, which operates in low frequencies (150 MHz), provides fixed and mobile wireless data communications capability with ranges of up to 50 miles compared to higher frequency technologies, such as cellular, which typically have a base station coverage radius of up to only 8 miles. Furthermore, the Company is developing capabilities, which dramatically improve the ability of these frequencies to handle higher data rates than previously achievable. This should make possible the transmission of larger files such as images or other megabyte files over much greater distances than presently available from other land based wireless systems. Federal licenses for these frequencies are so underutilized that the federal government is re-allocating these frequencies, making them readily available at negligible costs versus the $Billion plus investment required for the cellular networks. Finally, these lower frequencies have the additional advantage of being able to "bend" around natural and man-made obstacles, effectively extending the line of site required between two wireless devices. SkyLynx's network will consist of strategically located base stations (Wireless Relay Antennae Systems), which are used to communicate with fixed radio and mobile modems deployed in individual vehicles.

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

The Opportunity - Spearheaded by this technology and its First Response focus, the Company hopes to gain a significant share of the AVL Commercial Fleet market, which is estimated to reach $1 billion in revenues in 2004. Once this beachhead has been secured, the way will be clear to line extend into other commercial fleet segments e.g. delivery services (UPS, FedEx, food & beverage, etc.) and complementary markets such as:

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

Awareness of AVL Potential - A study in 2001 by The Strategis Group of the commercial fleet industry overall, revealed that nearly 50% of respondents were interested in purchasing an AVL system in the next three years and a significant 21% were definite in their purchase intentions.

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

SkyLynx's primary focus near term will be on selling municipalities and ambulance companies with large first response fleets (50 + vehicles) where the increased effectiveness and potential dollar savings from more efficient tracking and routing are the most dramatic; and, the immediate sales volume leverage is the strongest. The Company is convinced that its superior technology with its promise of:
*	Improved First Response capabilities,
*	Optimizing utilization of existing assets,
*	Increased fuel economy,
*	Increased worker productivity, and
*	Enhanced services overall

could quickly place SkyLynx in the forefront of this commercial fleet segment, as a key factor in streamlining operations.

Current Contracts - The Company has installed one base station in the Seattle/Tacoma area and two more are planned to meet the requirements for a contract they have with Rural Metro Ambulance.  This base station is successfully tracking the first vehicles installed.  The Company has completed Phase 1 of installing several base stations in the Denver/Aurora area to meet the needs of another contract they have been awarded by Rural Metro Ambulance for this area.

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

Market Considerations
1.	Extremely Attractive Growth Prospects - The AVL market in the commercial fleet industry is estimated to reach $1 billion by 2005.
2.	Market Receptivity - The commercial fleet industry is already primed for AVL solutions with a recent study indicating that 21% of responding fleet owners had definite intents to purchase.
3.

Strong Competitive Position - The SkyLynx network provides true extended coverage that exceeds that provided by cellular, PCS (Personal Communications Services) and conventional LMRS (Land Mobile Radio System) solutions. Further, it offers data communications over wide areas at rates significantly less than those charged by satellite based systems.

4.

Experience Management Team - The SkyLynx Management Team has in-depth experience in many aspects of the wireless communications industry including management, operations, Internet applications, marketing, finance, technology and sales.

5.

Marketing Impact - The Company's geographic segmentation strategy focusing on the Western Region of the United States allows for highly targeted advertising and promotion that can create heavy impact with maximum cost efficiencies.

6.

Strong Branding Potential - The SkyLynx name and market focus can be the basis for a strong brand that in effect makes the Company synonymous with AVL service to the First Response segment of the commercial fleet industry.

FUTURE MARKETS- Once the Company has established a strong position in the trucking industry, it can easily adapt and line extend its technology to serve complementary markets such as:
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

Employees and Consultants

We currently have seven executive officers and key employees: Gary L. Brown, President and CEO, Kevin Gorman, Chief Operating Officer, Daniel J. Sullivan, Chief Financial Officer, Jon Fatula, Vice President-Information Technology, Joseph Williamson, Vice President - Field Engineering, Gus Yepes, Vice President of Latin American Operations and Kenneth L. Marshall, General Counsel.

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

We also maintain West Coast corporate and engineering offices located at 643 Strander Blvd., Tukwila, Washington 98188. The telephone number at that address is (206) 575-1910; facsimile (206) 575-1877.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a defendant in a civil action that was brought by OptiGate, Inc. currently pending in the United States District Court for the Northern District of California, Fresno Division, Civil Action No. 03 CE CG 03733, in which the Plaintiff is claiming damages arising from a breach of contract. The Company has filed a counterclaim in the matter. Subsequent to filing the case, the Plaintiff filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code. The Company plans to vigorously defend the case, which it believes to have no merit. Management of the Company believes that the likelihood of a material adverse outcome is remote.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

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

The following table sets forth the high and low prices for our common stock for each quarter during fiscal years 2003 and 2004. The prices listed below give retroactive effect to a 1-for-7 reverse split that was effected on May 7, 2003. The prices presented below are bid and ask prices, which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
September 30, 2002	$.09	$.11
December 31, 2002	$.28	$1.33
March 31, 2003	$.28	$1.19
June 30, 2003	$.28	$3.00
September 30, 2003	$.45	$.77
December 31, 2003	$.59	$.70
March 31, 2004	$.51	$.96
June 30, 2004	$.15	$.56
September 30, 2004	$.05	$.33

On November 11, 2004, the bid and ask prices of our common stock as quoted on the Bulletin Board were $.16 and $.18, respectively.

Factors we discuss in this form may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

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

Holders

As of November 11, 2004, the Company had approximately 239 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The financial statements for the fiscal year ended June 30, 2003 consolidate the activities of the Company and its wholly-owned subsidiary, Rover TelCom Corporation, from the date of acquisition, August 27, 2002, through June 30, 2003. The financial statements for the year ended June 30, 2004 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. and Rover Telcom Corporation from the date of acquisition through June 30, 2004. As a result, comparisons of results of operations for the recently completed fiscal year with the prior year are not particularly meaningful and are not indicative of the Company's present operations and future prospects.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

We reported a net loss of ($3,575,466) or ($.39) per share, for the year ended June 30, 2004. Our fiscal 2004 net loss included $830,226 in research and development costs related to Automatic Vehicle Location (AVL) line of business. Our fiscal 2004 net loss included $1,832,095 in stock based compensation. We occasionally compensate our officers, directors, consultants and attorneys for their services with common stock grants in order to save our cash. Our accounting policy is to record the stock-based compensation at the fair value of the stock issued based on quoted market prices at the time the services were performed. As a result, we take a noncash charge to our earnings each time we issue stock in lieu of cash payments.

In fiscal 2004, our operating unit was our subsidiary Rover Telcom, acquired on July 1, 2002. Rover Telcom is a local business to business internet service provider. Internet service revenue was $339,272, costs of services, consisting of internet connectivity charges, totaled $194,199 and the gross profit from our internet service was $145,073 in fiscal 2004.

Fiscal 2004 selling, general and administrative costs include the marketing and administration costs of our ISP as well as corporate overhead. Selling, general and administrative costs also include the charge off certain internal costs related to preliminary merger negotiations and charges for the restructuring of our operations.

Beginning August 1, 2003, we retained three key employees and began efforts to develop our wireless data network and AVL services. While that new business segment is being developed, we will continue to operate our ISP in Fresno, California but do not expect to generate significant revenues or profits from those operations. We hope that our new wireless data network will begin commercial implementation in the first calendar quarter of the year 2005, although there can be no assurances in this regard.

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

In fiscal 2003, our operating unit was our subsidiary Rover Telcom, acquired on July 1, 2002. Rover Telcom is a local internet service provider. Internet service revenue was $418,430, costs of services, consisting of internet connectivity charges, totaled $232,768 and the gross profit from our internet service was $185,662 in fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In fiscal 2004, our ability to generate adequate amounts of cash to meet our needs came from loans from principal shareholders and common stock sales. Principal shareholder advanced us approximately $102,000 and we raised approximately $995,000 through our stock sales. In fiscal 2003, our ability to generate adequate amounts of cash to meet our needs came from loans from principal shareholders and common stock sales. Principal shareholders advanced us approximately $220,000 and we raised approximately $79,000 through our stock sales. Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations broke even in fiscal 2004 and 2003 and are not expected to provide operating cash in the foreseeable future.

Financial condition

Current assets

Current assets increased from $48,590 at June 30, 2003 to $56,652 at June 30, 2004.

Property and equipment

Property and equipment increased from $74,861 at June 30, 2003 to $208,805 at June 30, 2004. Provisions for depreciation in fiscal 2003 and 2004 were $42,778 and $43,703, respectively. Net property additions were $74,861 in fiscal 2003 and $177,647 in fiscal 2004.

Deferred acquisition costs

Deferred acquisition costs of $45,277 were capitalized in fiscal 2003. These capitalized costs were the out-of-pocket costs related to our merger negotiations. In fiscal 2004, these capitalized costs were charged to expense when the merger was abandoned.

Goodwill

Goodwill consists of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($69,300); the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000); the acquisition of Rover in July 2002 ($262,500) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment once a year.

Accounts payable, accrued salaries and other accrued liabilities

These amounts represent vendor and employee obligations.

Deferred revenue

Deferred revenue increased from $39,013 at June 30, 2003 to $62,962 at June 30, 2004. Deferred revenue represents internet service revenue collected in advance and funds received in advance for AVL operations. Substantially all of this revenue will be recognized in fiscal 2005.

Loan payable to related party

Related party loans increased from $145,680 at June 30, 2003 to $247,800 at June 30, 2004 and represents net cash advances received from related parties. In fiscal 2003, related parties advanced approximately $299,045 to us for operations and the Company repaid approximately $74,320 with shares of common stock. In fiscal 2004, related parties advanced the Company approximately $102,120.

Our strategy in the near future is to focus on developing our AVL business.

We have incurred losses since inception and have an accumulated deficit. Without additional infusions of capital, there is substantial doubt about our ability to continue as a going concern. In fiscal 2003, the primary source of working capital has been loans from our principal shareholder, Gary Brown and from, the sale of common stock through private placements. We have no commitment from Mr. Brown to provide future working capital or that the Company will be successful in selling additional shares of its stock.

For the fiscal year ended June 30, 2004, we had a net loss of $3,575,466 and operating activities was a net user of cash in the amount of $963,605. Financing activities was a net provider of cash in the amount of $1,097,565. The largest source of financing activities that provided cash in fiscal 2004 was the sale of common stock. For the fiscal year ended June 30, 2003, we had a net loss of $870,974 and operating activities was a net user of cash in the amount of $232,646. Financing activities was a net provider of cash in the amount of $299,045. The largest source of financing activities that provided cash in fiscal 2003 were advances from related parties.

As of June 30, 2004, we had no contractual capital commitments outstanding.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2004, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement have been included in the Company's financial statements for the year ended June 30, 2004.

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

SKYLYNX COMMUNICATIONS, INC.

Index to Consolidated Financial Statements
Page
Report of Independent Auditors	F-2
Consolidated Balance Sheet at June 30, 2004	F-3
Consolidated Statements of Operations for the years ended
June 30, 2004 and 2003	F-4
Consolidated Statement of Changes in Shareholders' Deficit
for the period from July 1, 2002 through June 30, 2004	F-5
Consolidated Statements of Cash Flows for the years ended
June 30, 2004 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Auditors

To the Audit Committee of
SkyLynx Communications, Inc.:

We have audited the accompanying consolidated balance sheet of SkyLynx Communications, Inc., a Delaware Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyLynx Communications, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit and net capital deficit at June 30, 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano & Honeck, P.C.
Denver, Colorado
November 11, 2004

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Balance Sheet
June 30, 2004
Assets
Current assets:
Cash	$ 22,712
Accounts receivable, net of allowance of $5,598	29,345
Employee advances	925
Prepaid expenses	3,670
Total current assets	56,652

Property and equipment, net of accumulated
depreciation of $104,103 (Note 3)	208,805
Goodwill (Note 1)	700,839
Other assets	14,304
$ 980,600

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 452,284
Accrued salaries	488,928
Other accrued liabilities	34,985
Deferred revenues	62,962
Loan payable to related parties (Note 2)	247,800
Total current liabilities	1,286,959

Commitments (Note 7)	-

Shareholders' deficit (Note 4):
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized,
14,671,445 shares issued and outstanding	1,467
Additional paid-in capital	4,964,417
Retained deficit	(5,272,243)
Total shareholder's equity	(306,359)

$ 980,600

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statements of Operations
	Years Ended
	June 30,
	2004	2003

Internet service revenue	$ 339,272	$ 418,430

Costs of direct Internet service	194,199	232,768
Gross profit	145,073	185,662

Operating expenses:
Selling, general and administrative	1,017,623	576,696
Contributed rent (Note 2)	450	1,200
Bad debt (recovery) expense	(16,655)	195,740
Research & development (Note 1)	830,226	-
Costs of terminated merger (Note 6)	49,077	-
Stock-based compensation (Notes 2 and 4):
Salaries	541,123	37,000
Board services	403,050	75,000
Legal	213,250	11,500
Consulting	674,672	159,500
Total operating expenses	3,712,816	1,056,636

Loss from operations	(3,567,743)	(870,974)

Interest expense	7,723	-

Loss before income taxes	(3,575,466)	(870,974)

Income tax provision (Note 5)	-	-

Net loss	$(3,575,466)	$ (870,974)

Basic and diluted loss per share	$ (0.39)	$ (0.34)*

Weighted average common shares outstanding	9,111,193	2,573,170*

*Restated for 1:7 reverse common stock split. See Note 4.

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statement of Changes in Shareholders' Equity
			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, July 1, 2002	8,798,356	880	918,948	(825,803)	94,025

7:1 reverse common stock split (Note 4)	(42,857,033)	(4,286)	4,286	-	-
Stock-based compensation (Note 2 and 4)	37,451,644	3,745	550,271	-	554,016
Agreement and Plan of Reorganization
completed with Rover Telcom, Inc.
(Note 1)	3,750,000	375	262,125	-	262,500
Common stock sales (Note 4)	131,749	13	79,037	-	79,050
Rent contributed by an officer (Note 2)	-	-	1,200	-	1,200
Net loss	-	-	-	(870,974)	(870,974)
Balance, June 30, 2003	7,274,716	727	1,815,867	(1,696,777)	119,817

Stock-based compensation (Note 2 and 4)	3,676,916	368	1,831,727	-	1,832,095
Common stock issued for acquisition of
Interim Corporate Resources (Note 1)	700,000	70	251,930	-	252,000
Common stock issued for acquisition of
of DirectCom S.A (Note 1)	300,000	30	69,270	-	69,300
Common stock sales net of
offering costs of $10,000 (Note 4)	2,719,813	272	995,173	-	995,445
Rent contributed by an officer (Note 2)	-	-	450	-	450
Net loss	-	-	-	(3,575,466)	(3,575,466)
Balance, June 30, 2004	14,671,445	1,467	4,964,417	(5,272,243)	(306,359)

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (3,575,466)	$ (870,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,703	42,778
Common stock issued in exchange for
services (Notes 2 and 4)	887,922	283,000
Common stock issued in exchange for
salaries and board services (Notes 2 and 4)	944,173	-
Allowance for bad debts	5,598	8,083
Rent contributed by an officer (Note 2)	450	1,200
Changes in current assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(8,400)	30,755
Other assets	(16,074)	261
Accounts payable	298,068	233,767
Accrued liabilities	432,472	-
Deferred revenues	23,949	38,484
Net cash (used in) provided by
operating activities	(963,605)	(232,646)

Cash flows from investing activities:
Equipment purchases	(177,647)	-
Acquisition costs (Note 6)	45,277	(45,277)
Net cash used in
investing activities	(132,370)	(45,277)

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	102,120	219,995
Proceeds from issuance of common stock
net of offering costs (Note 4)	995,445	79,050

Net cash provided by (used in)
financing activities	1,097,565	299,045

Net change in cash	1,590	21,122

Cash, beginning of year	21,122	-

Cash, end of year	$ 22,712	$ 21,122

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

SkyLynx Communications, Inc. (the "Company") was incorporated in the state of Colorado on January 21, 1998. In May 2003, the Company completed its redomestication to a corporation formed and organized under the laws of the state of Delaware. The Company was originally engaged in the diversified operations of environmental remediation and recovery of oil and gas properties in Texas and Oklahoma, the development of oil and gas ventures and related interests, and as an Internet service provider and e-business consultant in Hawaii.

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

Management plans to seek additional funding through equity offerings and debt financing and ultimately, to achieve profitability.

Name Change

In May 2003, the Company changed its name from Basic Technologies, Inc. to StarCom Wireless Networks, Inc. in anticipation of a potential business combination (see Note 6). In September 2003, the Company changed its name from StarCom Wireless Networks, Inc. to SkyLynx Communications, Inc.

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

Business Combinations

On November 28, 2003, SkyLynx Communications, Inc. (the "Company") entered into a definitive Common Stock Purchase Agreement with Gustavo A. Yepes (the "Purchase Agreement") pursuant to which Yepes agreed to transfer and convey to the Company shares representing an aggregate of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation.

Subsequent to entering into the Purchase Agreement, DirectCom, S.A. undertook reorganization under the terms of a Joint Venture Agreement (the "Joint Venture Agreement") between Yepes, IdNet, S.A., a Costa Rican corporation, and Inversiones Sinalco, S.A. a Costa Rican corporation. Under the Joint Venture Agreement, DirectCom, S.A. reorganized and changed its name to SkyLynx Communications de Costa Rica, S.A. ("SkyLynx Costa Rica") in contemplation of the consummation of the Purchase Agreement pursuant to which the Company would acquire 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica.

Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the Company issued to Yepes, in escrow, an aggregate of 300,000 shares of the Company's common stock in consideration of the shares of SkyLynx Costa Rica.

SkyLynx Costa Rica is the legal entity formed to implement the provisions of the Joint Venture Agreement under which the Company acquired 75% of the outstanding shares, IdNet acquired 20% of the outstanding shares and Inversiones Sinalco acquired 5% of the outstanding shares of SkyLynx Costa Rica. Under the terms of the Joint Venture Agreement, SkyLynx Costa Rica has been constructing and deploying a wireless communications network in Costa Rica. As of the date of this Report, the first backbone of the network has been completed and is ready to be commercially deployed.

Effective December 10, 2003, SkyLynx Communications, Inc. (the "Company") consummated an Agreement and Plan of Reorganization dated as of September 1, 2003 (the "Agreement") with Interim Corporate Resources, LLC, a Washington limited liability company ("ICR").

Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 shares of the Company's common stock. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson served as Vice President - Engineering until his resignation in July 2004. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003.

ICR is a consulting company with established clients in the automatic vehicle location ("AVL") industry. ICR's assets consist principally of customer and client relationships, which the Company plans to use in deploying and developing its wireless networks.

On July 1, 2002, the Company entered into an Agreement and Plan of Reorganization whereby the Company acquired 100 percent of the issued and outstanding shares of Rover Telcom Corporation ("Rover") in exchange for 3,750,000 shares (535,714 shares post-split) of the Company's common stock. The results of Rover's operations have included in the accompanying consolidated financials statements since that date. Rover owns and operates an Internet service provider ("ISP") serving the Fresno, California market. Rover had been an affiliated company of the Company's president and a former director. The Company plans to build its future operations in the automatic vehicle location industry.

The aggregate purchase price was $262,500, consisting of 3,750,000 shares (535,714 shares post-split) of the Company's common stock with a market value of $.07 per share. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:
July 1, 2002
Current assets	$ 71,003
Property and equipment	117,639
Other assets	1,900
Goodwill	117,039
Total assets acquired	307,581
Current liabilities	(364,653)
Long-term debt	-
Total liabilities assumed	(364,653)
Net liabilities acquired	$ (57,072)

Principles of Consolidation

The financial statements for the year ended June 30, 2004 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. and Rover Telcom Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements for the year ended June 30, 2003 consolidate the activities of SkyLynx Communications, Inc. and its wholly-owned subsidiary Rover Telcom Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the 2003 financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2004.

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Leasehold improvements are depreciated over the shorter of the asset life or lease term. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Goodwill

Goodwill consists of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($69,300); the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000); the acquisition of Rover in July 2002 ($262,500) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment once a year.

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

Loss per Share

Net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2004, there were no outstanding common stock equivalents; therefore, net loss per share-basic and net loss per share-diluted were equal at June 30, 2004.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the relatively minor balances of each individual account. The Company has provided for an allowance for doubtful accounts for the year ended June 30, 2004 based on management's estimate of the collectibility of accounts receivable.

The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value at June 30, 2004. The carrying amounts of cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Research and Development

All research and development costs are expensed as incurred. During the years ended June 30, 2004 and 2003, the Company expensed $830,226 and $-0-, respectively of research and development costs.

Recent Accounting Pronouncements

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

(2) Related Party Transactions

An officer contributed office space to the Company during the years ended June 30, 2004 and 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed rent expense is $450 and $1,200 for years ended June 30, 2004 and 2003, respectively.

The Company has loan payables due to its officers and director as follows:
Loans payable to an officer, at interest of 6%, due on demand	$194,800
Loans payable to an officer, at interest of 8%, due on demand	5,000
Loans payable to a board member, at interest of 8%, due on demand	48,000
$247,800

During the years ended June 30, 2004 and 2003, the Company issued 990,002 shares and 2,900,000 shares (414,286 shares post-split), respectively of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $345,480 and $37,000 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2004 and 2003, respectively. In addition, during the year ended June 30, 2004, the Company issued 235,714 shares of its common stock in exchange for accrued salaries and bonuses to two of its employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $195,643 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2004.

During the year ended June 30, 2004 and 2003, the Company issued 725,000 shares and 3,500,000 shares (500,000 shares post-split), respectively of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $403,050 and $75,000 were recognized in the accompanying consolidated financial statements for the years ended June 30, 2004 and 2003, respectively.

(3) Property and Equipment

Property and equipment consisted of the following at June 30, 2004:
Broadband equipment in Costa Rica	$ 149,410
Computers and shop equipment	22,443
ISP equipment	128,333
Leasehold improvements	2,220
Software	10,742
313,148
Less: accumulated depreciation	(104,343)
$ 208,805

Depreciation expense totaled $43,703 and $42,778 for the years ended June 30, 2004 and 2003, respectively

(4) Capital Stock

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at June 30, 2004.

Common Stock Issuances

During the years ended June 30, 2004 and 2003, the Company issued 425,000 shares and 450,000 (64,286 shares post-split), respectively of its common stock to its attorneys in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $213,250 and $11,500 were recognized in the accompanying consolidated financial statements for the year ended June 30, 2004 and 2003.

During the year ended June 30, 2004 and 2003, the Company issued 1,302,200 shares and 3,500,000 shares (500,000 shares post-split), respectively of its common stock in exchange for merger, technology, lobbying and other consulting services. Stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $674,672 and $159,500 were recognized in the accompanying consolidated financial statements for the year ended June 30, 2004 and 2003.

During the year ended June 30, 2003, the Company sold 131,749 post-split shares of its common stock to unrelated third parties for gross proceeds totaling $79,050 ($.60/share).

Private Placement Memorandum dated August 31, 2003

In September 2003, the Company offered units consisting of 8 percent convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company's common stock at a price equal to the quoted market price on the day of sale less a discount of 30 percent. One warrant was offered for every two dollars in principal denomination of note purchased. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share for a period of two years. The Company closed the offering in February 2004 after selling 978,063 units for net proceeds of $873,645 after deducting $5,000 in offering costs. Each promissory note sold was immediately converted into shares of common stock. Accordingly, the transaction was accounted for as a sale of common stock. As of June 30, 2004, there are 436,823 warrants outstanding that expire through 2006.

Private Placement Memorandum dated May 8, 2003

In May 2004, the Company offered for sale warrants to purchase up to 1,000,000 shares of its common stock for $.01 per warrant. Each warrant entitled the holder to purchase one share of common stock at $0.60 per share. The Company closed the offering in October 2003, after selling 211,333 warrants for net proceeds of $121,800, after deducting $5,000 in offering costs. All warrants sold were immediately exercised. All of the foregoing issuances of the Company's securities were undertaken without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from the registration requirements of the Securities Act contained in Section 4(2) and Regulation D, Rule 506 thereunder. In each instance, the investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D, the securities were taken for investment purposes and were subject to appropriate restrictions on transfer.

Common Stock Split

On May 7, 2003, the Company completed a 1 for 7 reverse split of its common stock for shareholders of record on April 17, 2003. The stock split decreased the number of common shares outstanding from 50,000,000 to 7,142,967 on that date.

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:
	Year Ended
	June 30,
	2004	2003
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate,
net of federal benefit	5.83%	5.83%
Contributed rent	-0.01%	-0.05%
Net operating loss for which no tax
benefit is currently available	-39.82%	-39.78%
	0.00%	0.00%

At June 30, 2004, deferred tax assets consisted of a net tax asset of $2,097,714, due to operating loss carryforwards of $5,277,493, which was fully allowed for, in the valuation allowance of $2,097,714. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2004 and 2003 totaled $1,426,835 and $346,469, respectively. The current tax benefit also totaled $1,426,835 and $346,469 for the years ended June 30, 2004 and 2003, respectively. The net operating loss carryforward expires through the year 2024.

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

(6)  Letter of Intent

On April 18, 2003, the Company entered into a Letter of Intent ("LOI") with StarCom Wireless Networks, Inc. ("StarCom"). StarCom operates a wireless data network with real-time monitoring capabilities of mobile and fixed assets primarily in the northwestern United States. Under the terms of the LOI, the Company would acquire all of the issued and outstanding common stock of StarCom in exchange for shares of the Company's common stock that would equal 50 percent of the total issued and outstanding common stock immediately following the exchange. The transaction was terminated without completion.

As part of its due diligence related to the potential StarCom transaction, the Company incurred legal, accounting, travel and other expenses totaling $45,277. These costs were written off as an expense to the Company's operations during the year ended June 30, 2004, as the acquisition was not successful. In addition, the Company advanced StarCom $60,000 and paid expenses on behalf of StarCom totaling $15,047. These expenditures, totaling $75,047, have been recorded as an advance to the merger candidate; however because StarCom filed for bankruptcy reorganization, an allowance equal to 100 percent of the receivable has been established to offset the entire receivable.

(7) Commitments and Contingencies

The Company and its subsidiaries lease office space and rooftops under a non-cancelable operating leases. Future minimum rental payments under the lease are as follows:
June 30,
2005	$ 110,616
2006	87,466
2007	80,895
2008	18,420
2009	15,385
$ 312,782

Rent expense for the years ended June 30, 2004 and 2003 totaled $69,810 and $17,256, respectively.

The Company is a defendant in a lawsuit that asks for damages of $150,000 that involves a contract dispute. The Company has filed a counterclaim. The Claimant has subsequently entered into Chapter 7 proceedings in the U.S. Bankruptcy Court. The U.S. Trustee has opened negotiations to settle this matter, however, no settlement has been reached. No amount has been reserved in the accompanying consolidated financial statements.

During the year ended June 30, 2004, the Company entered into employment agreements with three prospective employees whereby the Company agreed to pay certain pre-employment contingencies, the amounts of which were to be determined at a future date. The pertinent terms and conditions of these employment agreements have not yet been finalized; therefore no compensation expense has been accrued or recognized in the accompanying consolidated financial statements.

(8) Subsequent Events

In October 2004, the Company obtained a short-term loan for $500,000 for working capital needs, which is personally secured and guaranteed by certain officers and directors of the Company. Interest is at 12% percent. The loan matures on October 4, 2005.

Subsequent to June 30, 2004, 1,954,716 shares of common stock were issued for stock sales and as compensation to officers, employees and new board members of the Company.
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

Gary Brown, Chief Executive Officer and Daniel J. Sullivan, Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

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

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position
Gary L. Brown	55	President, Chief Executive Officer, Director
Kenneth L. Marshall	63	Secretary and General Counsel
Stephen L. Rogers	60	Director
Kevin Gorman	51	Chief Operating Officer, Director
Daniel J Sullivan	49	Chief Financial Officer
Alfredo Chang	31	Director
Jon Fatula	52	Vice President - Information Technology
Gustavo Yepes	44	Vice President -Latin American Operations
Robert Weiss	54	Director
Joseph P. Williamson	44	Vice President -Operations

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

       Kevin Gorman, age 51, Chief Operating Officer and Director, joined the Company in August, 2003 and became a director in September 2004. He was President and Chief Operating Officer of StarCom Wireless, USA, LLC from June 2001 until July, 2003, a provider of a wireless 2-way data communications network. From April 2000 until October 2000, he was President and COO of Tidemark Solutions, a developer of e-government transaction based hosted web services. From 1999 to 2000, he was President, Internet Security Unit North America for Aladdin Knowledge Systems, an Israeli internet security company. From 1987 to 1999, he was President and COO of IntegraTRAK, Inc., a telemangagement software company. Mr. Gorman holds a B.A. degree from St. Thomas University and a Master of Science Telecommunications degree from St. Mary's College in Minnesota.

        Daniel J. Sullivan, age 48, Chief Financial Officer, joined the Company in November, 2003. Prior to joining the Company, Mr. Sullivan was chief financial officer of Selective HR Solutions, Inc., a subsidiary of Selective Insurance Group, from November 1997 until October 2003. Previously, he served as Chief Financial Officer for Stacey's Buffet, Inc., publicly-held restaurant chain from November 1995 until November 1997. From February 1994 through November 1995 Mr. Sullivan was chief financial officer of Quality Products, Inc., a publicly-held manufacturing and steel service company. Mr. Sullivan was chief financial officer of a privately owned industrial and medical gas distributor from March 1993 through February 1994. From April 1990 through March 1993, Mr. Sullivan was chief financial officer of the trailer manufacturing division of Oshkosh Truck Corporation. Additionally, Mr. Sullivan is a Certified Public Accountant and spent six years in the audit department at KPMG where he left as Senior Manager in 1986. Mr. Sullivan has a BS Degree in Business Administration (Accounting) from San Diego State University (1980).

        Alfredo Chang, age 31, Board Member, joined the board of directors in February 2004. Since November 2003, he has been Vice President, High Grade and Emerging Markets Portfolio Manager for GE Asset Management. From January 2002 to November 2003, he was Vice President, Portfolio Manager for GE Asset Management. From August 2000 to January 2002, he served as an Assistant Portfolio Manager for GE Financial Assurance. From April 1996 until August 2000, he held the positions of Regional Investment Officer and Portfolio Manager with AIG Global Investment Corp. in New York. Between 1993 and 1996, he held positions with Bankers Trust, Salomon Brothers and Merrill Lynch. Mr. Chang has a BS in Business from the University of Florida, 1993. He is a member of the New York Society of Security Analysts; the Association of Investment Management and Research, and the GE Asian Pacific American Network.

        Robert Weiss, age 54, became a director in September 2004. Mr. Weiss is co-founder of Black Knight Ventures, Inc., an investment banking company focused on early stage transactions.  Prior to that, he was president of Atlantic American Partners, a merchant banking group formed by Communications Equity Associates. He has an extensive background in institutional investing, having served in investment banking at Paine Webber, COO for Zurich Kemper, head of marketing at Weiss, Peck & Greer, and a consultant at SEI. His fund experience includes working with accelerators at The University City Science Center and Philadelphia Port of Technology, as well as working with multiple SBIC's. Mr. Weiss earned a BS from The United States Military Academy at West Point, and an MBA from Boston University. He has served on the Investment Committee for The Association of Graduates at West Point and is on the board of the Tampa Bay Alumni Chapter of West Point.  In addition to his association with SkyLynx Communications, Inc., he sits on the Board of Directors of BioVest, Inc.

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

       Gustavo Yepes, age 44, Vice President - Latin American Operations, joined the Company in December 2003. With over 18 years of experience in software development and wireless data communications, he served as the President and Chief Executive Officer for Infotech now MobileTec International Inc., from December 1990 until June 2003 a technical business dedicated to designing, building and integrating solutions for the commercial and public safety industries. From January 1987 to November 1989 he worked with IBM in conversions and migrations strategies to the IBM system AS/400 and applications software design and implementation for the AS400 platform. He also worked as a consultant in the private industry performing systems analysis and applications development. He attended Kean College from 1977 to 1981 and majored in Computer Science. Mr. Yepes has also attended many professional computer related seminars and computer technical schools where he has received certifications in software systems design, specialized software programming and training on the IBM systems AS/400 and Risc/6000 at IBM.

       Joseph A. Williamson, age 44, Vice President - Operations, joined the Company in January 2004. From November 2002 to December 2003, he was a consultant to the Company. From January 2000 to June 2001, he was Vice President Engineering for Metropolitan Area Networks, Inc., where he led the development of a wireless broadband network using excess DTV spectrum. From May 1998 to the present, he has served as President of Total Video Service, Inc. Mr. Williamson holds a BS in Electrical Engineering from the University of Florida (1985).

       All directors serve for terms of one year each or until their successors are elected and qualified, and are subject to re-election at the Company's regular annual meeting of shareholders, unless they earlier resign.

       No family relationship exists between any director or executive officer.

       There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

       Except as set forth above with respect to Messrs. Brown and Marshall, during the last five (5) years no director or officer of the Company has:
a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;
c.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended June 30, 2004, the Board of Directors held two meetings, including regularly scheduled and special meetings, and undertook five separate actions by unanimous written consent. All meetings were attended by all directors, either in person or by telephonic conference.

       Mr. Jesson was elected to the Board of Directors in August 2003 and resigned in September 2004. Mr. Chang was elected to the Board of Directors in January 2004. Messrs. Weiss and Gorman were elected to the Board of Directors in September 2004.

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

       Mr. Jesson received a grant of 142,858 shares of restricted common stock, Mr. Rogers received an aggregate of 300,000 shares of restricted common stock in consideration of both consulting and director services, Mr. Chang has received an aggregate of 425,000 shares of restricted common stock in consideration of both consulting and director services and Mr. Weiss received 250,000 shares of restricted common stock upon being elected to the Board. Mr. Gorman waived his right to receive a stock grant at the time that he was elected to serve as a director.

       b.      Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

       During the fiscal year ended June 30, 2004, the Board did have an Audit Committee and, Compensation Committee, but did not have a standing Nomination Committee or any other standing committees. The Board of Directors as a whole served the functions of a nomination committee.

Audit Committee

       The audit committee is currently composed of the following directors:

Robert Weiss
Stephen Rogers

       The Board of Directors has determined that Messrs. Weis and Rogers are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The Board of Directors has determined that none of the members of the audit committee qualify as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB. The audit committee lacks an audit committee financial expert due principally to its historical lack of funds necessary to compensate such a person.

       The audit committee did not meet during fiscal 2004. The committee is responsible for accounting and internal control matters. The audit committee:
-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves the audited financial statements prior to public distribution;
-	approves any significant changes in accounting principles or financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet on all of the independent accountants, controller or internal auditor whenever a special situation arises.

Audit Committee Report

       The audit committee of the board of directors has:

       1.    reviewed and discussed the Company's audited financial statements for the fiscal year ended June 30, 2004 with management and representatives of Cordovano & Honeck, P.C. (C&H);

       2.    discussed with C&H the matters required to be discussed by SAS 61, as modified or supplemented; and

       3.    received the written disclosures and letter from C&H required by Independence Standards Board Standard No. 1 and discussed C&H's independence with representatives of C&H.

       Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended June 30, 2004 be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

The Audit Committee

Robert Weiss
Stephen Rogers

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Alfredo Chang
Stephen Rogers
Gary Brown (ex officio)

       Our chief executive officer, Gary Brown, serves as an ex officio member of the compensation advisory committee. The compensation advisory committee did not meet during fiscal 2004. The compensation advisory committee:
-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;
-	determines equity compensation for all employees;
-	reviews and approves the cash compensation and bonus objectives for the executive officers; and
-	reviews various matters relating to employee compensation and benefits.

Nomination Process

       The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process.

       Of the currently serving five directors, Messrs. Weiss, Rogers and Chang would each be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Daniel Sullivan, Chief Financial Officer, at the Company's principal executive offices located in Sarasota, Florida, and provide to Mr. Sullivan, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before September 30 following the most recently completed fiscal year.

       The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

       All director nominees identified in this proxy statement were recommended by our President and unanimously approved by the board of directors.

Shareholder Communications

       Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Daniel Sullivan, Chief Financial Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

       Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

       Our Board of Directors has adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to the fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and address to Investor Relations, SkyLynx Communications, Inc., 500 John Ringling Blvd., Sarasota, Florida 34236. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Compliance

      Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 2003 and fiscal 2004. In making this report, the Company has relied on the written representations of its directors and officers or copies of the reports that they have filed with the Commission. Based upon the foregoing, Mr. Brown failed to file in a timely fashion three reports covering five transactions; Ken Marshall failed to file in a timely fashion one report covering four transactions; Steve Rogers failed to file in a timely fashion one report covering one transaction; Gustavo Yepes failed to file in a timely fashion two reports covering 17 transactions; Dan Sullivan failed to file in a timely fashion one report covering one transaction; Alfredo Chang failed to file in a timely fashion two reports covering two transactions; Kevin Gorman failed to file in a timely fashion three reports covering three transactions; and Robert Weiss failed to file in a timely fashion one report covering one transaction.

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
TABLE 1
SUMMARY COMPENSATION TABLE
		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal	Salary($)	Other Annual Compensation ($)(1)	Options SARs (#)
Gary L. Brown, CEO and President	2004 2003 2002	$150,000(2) $75,000(2) $-0-	$-0- $-0- $-0-	-0- -0- -0-
Kevin Gorman, Chief Operating Officer	2004 2003 2002	$155,417(3) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-
Jon Fatula, Vice President	2004 2003 2002	$119,167(3) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-
Fred Anderson, Vice President	2004 2003 2002	$119,167(3) $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-
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

Company Equity Incentive Plan

       In 2004, the Board of Directors and the Shareholders of the Company approved amendments to the 2003 Equity Incentive Plan (the "Incentive Plan"), increasing the number of shares authorized to be issued under the Plan by an additional 2,500,000 shares. The Incentive Plan allows the Company to grant incentive stock options non-qualified stock options and/or stock purchase rights and stock bonus awards (collectively "Rights") to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company's Common Stock (determined as of the date of grant of ISO) with respect to which ISO's granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. Rights to purchase shares of the Company's Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

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

       An aggregate of 1,240,457 shares of the Company's Common Stock have been issued under the Incentive Plan and an additional 2,500,000 shares are reserved for future issuance. As of the date of this report, there are no options or other awards outstanding under the Plan.
Table 2 Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Gary L. Brown	0	0	N/A	N/A
Kevin Gorman	0	0	N/A	N/A
Jon Fatula	0	0	N/A	N/A
Fred Anderson	0	0	N/A	N/A

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2004.
Table 3 Aggregated Options/Sar Exercised In Last Fiscal Year And Fy-End Option/Sar Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 06/30/03	Value of Unexercised In-the-Money Options at 6/30/03
			Exercisable/Unexercisable	Exercisable/Unexercisable
Gary L. Brown	0	0	0	0
Kevin Gorman	0	0	0	0
Jon Fatula	0	0	0	0
Fred Anderson	0	0	0	0

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

Mr. Anderson's agreement is an "at will" employment contract under which we have agreed to pay him a base salary of $130,000 per year. Mr. Anderson resigned in August 2004.

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

The following table sets forth information with respect to beneficial ownership of our common stock at October 31, 2004 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)
Name and Address(3)	Number of Shares	Percent Owned(2)
Gary L. Brown	3,210,236	21.9%
Kenneth L. Marshall	817,215	5.6%
Robert Weiss(4)	370,000	2.5%
Kevin Gorman	540,000	3.7%
Stephen Rogers	514,287	3.5%
Alfredo Chang	425,000	2.9%
Daniel J. Sullivan	300,000	2.0%
Gus Yepes	300,000	2.0%
Jon Fatula	172,501	1.2%
Joseph P. Williamson IV	115,000	0.8%
All Officers and Directors as a Group (10 persons)	6,764,239	46.1%
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

(2) The percentages shown are calculated based upon 14,671,445 shares of common stock outstanding. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Memorandum upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)  Unless otherwise stated, the beneficial owner's address is 500 John Ringling Blvd., Sarasota, FL 334236.

(4)  Includes 120,000 shares held of record by Black Knight Ventures, Ltd., an investment banking firm controlled by Mr. Weiss and his wife.

The following table sets forth information as of June 30, 2004 with respect to compensation plans including individual compensation arrangements) under which equity securities have been issued or authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,240,457(1)	N/A	2,500,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

_________________________________
(1)  Consists of stock awards under Incentive Plan

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

       Alfredo Chang, a director, has received an aggregate of 425,000 shares of Common Stock in consideration of his services as a director and consultant.

       Robert Weiss, a director, was granted 250,000 shares of Common Stock for his services as a director. In addition, Black Knight Ventures, Ltd., an investment banking firm controlled by Mr. Weiss and is wife, was issued an additional 120,000 shares of Common Stock for investment banking services.

        In October 2004, the Company obtained a term loan from a commercial lender in the amount of $500,000. To obtain the loan, the lender required personal guarantees and collateral enhancement, which was provided by four individuals, three of whom are members of our Board of Directors. In consideration of those guarantees and collateral enhancements, the Company issued 50,000 shares of restricted Common Stock to each Alfredo Chang and Daniel J. Sullivan, a director and Chief Financial Officer, and the Company issued 100,000 shares of restricted Common Stock each to Robert Weiss, a director, and Joseph Roberts, a shareholder.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     Exhibits:
Exhibit No.	Title
2.1	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.
2.2	Option Agreement dated December 13, 2001 (Incorporate by reference from Current Report on Form 8-K filed May 15, 2002.
2.3

Agreement and Plan of Reorganization between Rover Telcom Corporation, Shareholders of Rover Telcom Corporation and Basic Technologies, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

2.4	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)
2.5	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)
2.6	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)
3.1.	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
3.2	ByLaws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
3.3

Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 29, 2003).

3.4	Articles of Incorporation of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).
3.5	By-Laws of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)
9.0	Trust Agreement dated June 15, 2002 (Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 2002 filed on October 15, 2002.
10.1	Press Release dated July 17, 2003 Announces Termination Of Letter Of Intent And New Strategic Direction (Incorporated by reference from Current Report on Form 8-K filed July 17,2003)
10.2	SkyLynx Communications, Inc. 2002 Equity Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)
10.3	Consultation and Securities Compensation Agreement between the Company and Carl Dilley dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)
10.4

Consultation and Securities Compensation Agreement between the Company and Clifford L. Neuman dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

10.5	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
10.6	Joint Venture Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
10.7	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
10.8	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)
14.1	Code of Ethics
17	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)
31.	Certification
32.	Certification pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K
1

On May 14, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004, Item 2. - Acquisition of Assets - reporting the consummation of the Common Stock Purchase Agreement with Gustavo A. Yepes for the purchase of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation

2

On June 29, 2004, the Company filed a Current Report on Form 8-K dated June 29, 2004, Item 5. - Other Events And Required FD Disclosure - a summary of the business and strategic activities of the Company and an update of its plan of operations.

3

On July 16, 2004, the Company filed a Current Report on Form 8-K/A-1 dated April 30, 2004, Item 2. - Acquisition of Assets - an update on the Common Stock Purchase Agreement with Gustavo A. Yepes for the purchase of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation

4

On September 3, 2004, the Company filed a Current Report on Form 8-K dated September 3, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the resignation of a director

5

On September 13, 2004, the Company filed a Current Report on Form 8-K dated September 13, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the election of two directors

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: November 16, 2004	By: /s/ Gary L. Brown Gary L. Brown, Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Gary L. Brown Gary L. Brown	Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2004
/s/ Daniel J Sullivan Daniel J Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2004
/s/ Kevin M Gorman Kevin M. Gorman	Chief Operating Officer and Director	November 16, 2004
/s/ Stephen L. Rogers Stephen L. Rogers	Director	November 16, 2004
/s/ Robert D. Weiss Robert D. Weiss	Director	November 16, 2004
/s/ Alfredo Chang Alfredo Chang	Director	November 16, 2004