Form 10QSB
period 2004-09-30
SKYLYNX COMMUNICATIONS INC
filed 2004-11-23
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         16,769,018
          Class                                   Number of shares outstanding at November 22, 2004

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2004
Assets
Current assets:
Cash	$ 20,107
Accounts receivable, net	16,900
Employee advances	151
Prepaid expenses	3,006
Total current assets	40,164

Property and equipment, net	199,564
Goodwill	700,839
Other assets	12,104

$ 952,671

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 571,397
Accrued salaries	519,752
Other accrued liabilities	44,961
Deferred revenues	60,571
Loan payable to related parties (Note 2)	303,141
Total current liabilities	1,499,821

Shareholders' deficit (Note 4):
Common stock	1,657
Additional paid-in capital	5,110,127
Retained deficit	(5,658,934)

Total shareholder's deficit	(547,150)

$ 952,671

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	2004	2003

Internet service revenue	$ 85,428	$ 93,024

Operating expenses:
Costs of revenue	51,710	53,803
Selling, general and administrative	250,857	209,302
Contributed rent (Note 2)	-	300
Research and development	70,652	93,535
Costs of terminated merger	-	49,077
Stock-based compensation (Note 4):
Salaries	34,900	-
Board services	40,000	-
Legal	-	106,000
Consulting	24,000	231,500
Total operating expenses	472,119	743,517

Loss before income taxes	(386,691)	(650,493)

Income tax provision (Note 3)	-	-

Net loss	$ (386,691)	$ (650,493)

Basic and diluted loss per share	$ (0.03)	$ 0.08)

Weighted average common shares outstanding	15,204,612	7,725,550

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (386,691)	$ (650,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,058	10,770
Common stock issued in exchange for
services (Notes 2 and 4)	24,000	337,500
Common stock issued in exchange for
salaries and board services	56,900	337,500
Rent contributed by an officer (Note 2)	-	300
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable	12,445	(642)
Other assets	2,974	-
Prepaid expenses	664	-
Accounts payable and accrued liabilities	159,913	124,258
Deferred revenues	(2,391)	(4,671)
Net cash (used in)
operating activities	(108,128)	(182,978)

Cash flows from investing activities:
Equipment purchases	(14,817)	(2,723)
Failed merger costs	-	45,277
Net cash provided (used) in
investing activities	(14,817)	42,554

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	55,340	64,380
Proceeds from sale of common stock (Note 4)	65,000	86,200
Net cash provided by
financing activities	120,340	150,580

Net change in cash	(2,605)	10,156

Cash, beginning of year	22,712	21,122
Cash, end of year	$ 20,107	$ 31,278

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related party transactions

The Company has loan payables due to its officers and director as follows:
Loans payable to an officer, at interest of 6%, due on demand	$205,575
Loans payable to an officer, at interest of 8%, due on demand	5,000
Loans payable to an officer, at interest of 6%, due on demand	16,778
Loans payable to a board member, at interest of 8%, due on demand	75,788
$303,141

Rover was indebted to an officer in the amount of $145,680 as of June 30, 2003. During the three months ended September 30, 2003, the officer advanced the Company an additional $64,380. The advances do not carry an interest rate and are due on demand.

An officer contributed office space to the Company during the years ended June 30, 2004 and 2003. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed rent expense is $300 for three months ended September 30, 2003.

During the three months ended September 30, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $34,900 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

During the three months ended September 30, 2004, the Company agreed to pay Black Knight Ventures, Inc., or its designees, an investment banking engagement fee consisting of 300,000 shares of common stock. In addition, Black Knight Ventures will receive a transaction fee, to be determined, upon their successfully arranging a financial or other transaction for the Company. Mr. Weiss was elected to the Board of Directors of the Company on September 13, 2004. Mr. Weiss and his wife, Lisa Weiss, are principals in Black Knight Ventures, Inc., a NASD member which provides investment banking services to the Company.

During the three months ended September 30, 2004, the Company issued 500,000 shares of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $40,000 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2004 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Shareholders' deficit

During the three months ended September 30, 2004, the Company agreed to pay Black Knight Ventures, Inc., or its designees, an investment banking engagement fee consisting of 300,000 shares of common stock. In addition, Black Knight Ventures will receive a transaction fee, to be determined, upon their successfully arranging a financial or other transaction for the Company. Mr. Weiss was elected to the Board of Directors of the Company on September 13, 2004. Mr. Weiss and his wife, Lisa Weiss, are principals in Black Knight Ventures, Inc., a NASD member which provides investment banking services to the Company.

During the three months ended September 30, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $34,900 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

During the three months ended September 30, 2004, the Company issued 500,000 shares of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $40,000 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

During the three months ended September 30, 2004, the Company sold 928,573 shares of its common stock to investors for gross proceeds totaling $65,000. During the three months ended September 30, 2003, the Company sold 143,334 shares of its common stock to investors for gross proceeds totaling $86,200.

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2004:
			Additional
	Common	stock	Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2004	14,671,445	$ 1,467	$ 4,964,417	$ (5,272,243)	$ (306,359)
Common stock sales	928,573	93	64,907	-	65,000
Common stock issued in exchange
for consulting services	300,000	30	23,970	-	56,900
Common stock issued in exchange
for salaries & board services	669,000	67	56,833	-	106,000
Net loss for the three months
ended September 30, 2004	-	-	-	(386,691)	(386,691)
Balance, September 30, 2004	16,569,018	$ 1,657	$ 5,110,127	$ (5,658,934)	$ (547,150)

During the three months ended September 30, 2003 the Company issued 200,000 shares of its common stock to its attorney in exchange for legal services. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $106,000 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2003.

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

Note 5: Subsequent Events

In October 2004, the Company obtained a short-term loan for $500,000 for working capital needs, which is personally secured and guaranteed by certain officers and directors of the Company. Interest is at 12% percent. The loan matures on October 4, 2005.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2004 and material changes in our results of operations for the three months ended September 30, 2004, as compared to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

We incurred a net loss of $386,691 for the three months ended September 30, 2004, as compared to a net loss of $650,493 for the three months ended September 30, 2003 due to the following:

Stock-based compensation decreased from $337,500 for the three months ended September 30, 2003 to $98,900 for the three months ended September 30, 2004. We used 969,000 shares of common stock (instead of cash) as payment for salaries, board and consulting services in an attempt to conserve our working capital. The reduction in the Company's stock price caused in the reduction of stock-based compensation in the three months ended September 30, 2004 compared to the same period in 2004.

Sales revenue decreased approximately 8.2 percent, from $93,024 for the three months ended September 30, 2003, to $85,428 for the comparative period in the current year primarily due to decreased demand for our web hosting services in the Fresno, California market.

Costs of revenue decreased approximately 3.9 percent, from $53,803 for the three months ended September 30, 2003, to $51,710 for the three months ended September 30, 2004 primarily due to a decrease in our Internet backhaul charges.

For the three months ended September 30, 2004, our Costa Rican operations generated revenues of $7,616 and operating expenses of $17,167, resulting in an operating loss of $9,551.

General and administrative expenses increased approximately 19.9 percent, from $209,302 for the three months ended September 30, 2003, to $250,857 for the three months ended September 30, 2004. The increase is related to increased general and administrative costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $40,164 (including $20,107 in cash) compared with current liabilities of $1,499,821, resulting in a working capital deficit of $1,459,657 as of September 30, 2004. Our auditors have questioned our ability to continue as a going concern in our June 30, 2004 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2003 decreased $2,605 from $22,712 to $20,107 as of September 30, 2004. The decrease was the result of a combination of cash proceeds from shareholder loans and common stock sales totalling $120,340, offset by cash used for the purchase of equipment of $14,817 and negative cash flows from operations of $108,128. Negative cash flows from operations consisted primarily of our $386,691 net loss, offset by stock-based compensation of $80,900, and an increase in accounts payable and accruals of $159,913.

Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations incurred a net loss of approximately $26,000 during the three months ended September 30, 2004 and are not expected to provide operating cash in the foreseeable future.

The Company's future success will be dependent upon its ability to create and provide effective and competitive automatic vehicle location services and the Company's ability to develop and provide new services that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will achieve these goals.

ITEM 3.    CONTROLS AND PROCEDURES

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

Item 2 - Recent Sales of Unregistered Securities:

1.       In December 2002, the Company issued an aggregate of 535,715 shares of common stock in connection with its acquisition of Rover Telcom Corporation. The shares were issued to a total of four persons, all of whom qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

2.       In December 2002, the Company issued an aggregate of 42,857 shares of common stock to two persons in consideration of services. Both persons qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

3.       In August 2002, the Company issued an aggregate of 235,715 shares of common stock to three executive officers of the Company in consideration of services. The three persons receiving the securities qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

4.       In May 2003, the Company issued an aggregate of 3,228,806 shares of common stock to six officers and directors of the Company in consideration of services. The six persons qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

5.       In January 2003, the Company issued an aggregate of 1,307,143 shares of common stock to two executive officers of the Company in consideration of services. Both persons qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

6.       Between July 2003 and October 2003, the Company completed a private placement consisting of an aggregate of 211,333 warrants, each warrant exercisable to purchase one share of the Company's common stock at an exercise price of $.60 per warrant. All warrants sold were immediately exercised by the investor. The warrants and underlying common stock were sold to nine persons, each of whom qualified as an "accredited investor" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

7.       In August 2003, the Company issued an aggregate of 625,000 shares to two consultants and two directors of the Company for consulting services. Each of the persons qualified as an "accredited investor" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

8.       From November 2003 to November 2004, the Company completed a private placement consisting of eight percent (8%) convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company's common stock at a price equal to the market price on the date of sale less a discount of thirty percent (30%). Each warrant was exercisable for two years to purchase one additional share of common stock at an exercise price of $3.00 per share. All promissory notes sold in the private offering were immediately converted into shares of the Company's common stock. As a result of the offering, the Company sold an aggregate of 3,476,078 shares of common stock and warrants exercisable to purchase an additional 1,738,039 shares of common stock, for gross proceeds of $878,645. The securities were issued to an aggregate of 39 investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

9.       In December 2003, the Company issued an aggregate 700,000 shares of common stock in connection with its acquisition of Interim Corporate Resources, LLC, a Washington limited liability company. The shares were issued to three individuals, each of whom was an executive officer of the Company and an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

10.       In February 2004, the Company issued an aggregate of 685,714 shares of common stock to five consultants for services. Each of the consultants qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

11.       In March 2004, the Company issued an aggregate of 60,000 shares of common stock to two consultants for services. Each of the consultants qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

12.       Between April and June 2004, the Company issued an aggregate of 650,000 shares of common stock to four consultants for services. Each of the consultants qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

13.       In May 2004, the Company issued 300,000 shares in connection with its acquisition of SkyLynx de Costa Rica, S.A. The shares were issued to one individual who at the time was an executive officer of the Company and qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

14.       Between June and August 2004, the Company issued an aggregate of 540,000 shares of common stock to executive officers and directors of the Company for services. Each of the officers and directors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

15.       In October 2004, the Company issued 375,000 shares of common stock to a director and an affiliate of that director for services. The director qualified as "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

SKYLYNX COMMUNICATIONS, INC.
Date: November 23, 2004	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer
Date: November 23, 2004	By: /s/ Daniel J. Sullivan Daniel J Sullivan, Chief Financial Officer