Form 10KSB/A
period 2004-06-30
SKYLYNX COMMUNICATIONS INC
filed 2004-12-02
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________


FORM 10-KSB/A-1


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

Recent Sales of Unregistered Securities

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

15.       In October 2004, the Company issued 625,000 shares of common stock to two directors and an affiliate of one of the directors for services.  The directors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

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

Private Placement Memorandum dated May 8, 2003

In May 2003, the Company offered for sale warrants to purchase up to 1,000,000 shares of its common stock for $.01 per warrant. Each warrant entitled the holder to purchase one share of common stock at $0.60 per share. The Company closed the offering in October 2003, after selling 211,333 warrants for net proceeds of $121,800, after deducting $5,000 in offering costs. All warrants sold were immediately exercised. All of the foregoing issuances of the Company's securities were undertaken without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from the registration requirements of the Securities Act contained in Section 4(2) and Regulation D, Rule 506 thereunder. In each instance, the investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D, the securities were taken for investment purposes and were subject to appropriate restrictions on transfer.

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


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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     Exhibits:
	Exhibit No.	Title
	2.1	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.
	2.2	Option Agreement dated December 13, 2001 (Incorporate by reference from Current Report on Form 8-K filed May 15, 2002.
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

	10.5	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.6	Joint Venture Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.7	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.8	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)
*	14.1	Code of Ethics
	17	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)
	31.	Certification
	32.	Certification pursuant to 18 U.S.C. Section 1350
* Previously filed.
	(b)	Reports on Form 8-K
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

3

On July 16, 2004, the Company filed a Current Report on Form 8-K/A-1 dated April 30, 2004, Item 2. - Acquisition of Assets - an update on the Common Stock Purchase Agreement with Gustavo A. Yepes for the purchase of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation

4

On September 3, 2004, the Company filed a Current Report on Form 8-K dated September 3, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the resignation of a director

5

On September 13, 2004, the Company filed a Current Report on Form 8-K dated September 13, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the election of two directors

ITEM 14.       PRINCIPAL ACCOUNTANTS FEES AND SERVICES

In the last two fiscal years, we have retained Cordovano & Honeck (C&H) as our principal accountants. C&H audited our consolidated financial statements for fiscal 2004 and 2003. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2004. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants.  Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2004	2003

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 19,409	$ 18,955
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	-	-
All other fees - services provided by our principal accountants other than those identified above	11,123	7,875
Total fees paid or accrued to our principal accountants	$ 30,532	$ 26,830


SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
 Date: December 2, 2004 	By: /s/ Gary L. Brown Gary L. Brown, Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
 Signature	Title	Date
/s/ Gary L. Brown Gary L. Brown	Chief Executive Officer and Director (Principal Executive Officer)	December 2, 2004
/s/ Daniel J Sullivan Daniel J Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 2, 2004
/s/ Kevin M Gorman Kevin M. Gorman	Director	December 2, 2004
/s/ Stephen L. Rogers Stephen L. Rogers	Director	December 2, 2004
/s/ Robert D. Weiss Robert D. Weiss	Director	December 2, 2004
/s/ Alfredo Chang Alfredo Chang	Director	December 2, 2004
