Form 10QSB/A
period 2004-09-30
SKYLYNX COMMUNICATIONS INC
filed 2005-03-04
CIK 1061354

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

_________________________________________________________________
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

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2004


Assets
Current assets:	Restated (Note 5)
Cash	$ 20,107
Accounts receivable, net	16,900
Employee advances	151
Prepaid expenses	3,006
Total current assets	40,164

Property and equipment, net	199,564
Goodwill	700,839
Other assets	12,104
$ 952,671

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 571,397
Accrued salaries	697,074
Other accrued liabilities	44,961
Deferred revenues	60,571
Loan payable to related parties (Note 2)	303,141
Total current liabilities	1,677,143

Shareholders' deficit (Note 4):
Common stock	1,657
Additional paid-in capital	5,110,127
Retained deficit	(5,836,256)

Total shareholder's deficit	(724,472)

$ 952,671

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	2004	2003
	Restated (Note 5)

Internet service revenue	$ 85,428	$ 93,024

Operating expenses:
Costs of revenue	51,710	53,803
Selling, general and administrative	302,694	209,302
Contributed rent (Note 2)	-	300
Research and development	196,137	93,535
Costs of terminated merger	-	49,077
Stock-based compensation (Note 4):
Salaries	34,900	-
Board services	40,000	-
Legal	-	106,000
Consulting	24,000	231,500
Total operating expenses	649,441	743,517

Loss before income taxes	(564,013)	(650,493)

Income tax provision (Note 3)	-	-
Net loss	$ (564,013)	$ (650,493)

Basic and diluted loss per share	$ (0.04)	$ (0.08)

Weighted average common shares outstanding	15,686,898	7,725,550

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2004	2003
	Restated (Note 5)
Cash flows from operating activities:
Net loss	$ (564,013)	$ (650,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,058	10,770
Common stock issued in exchange for
services (Notes 2 and 4)	24,000	337,500
Common stock issued in exchange for
salaries and board services	56,900	337,500
Rent contributed by an officer (Note 2)	-	300
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable	12,445	(642)
Other assets	2,974	-
Prepaid expenses	664	-
Accounts payable and accrued liabilities	337,235	124,258
Deferred revenues	(2,391)	(4,671)
Net cash (used in)
operating activities	(108,128)	(182,978)

Cash flows from investing activities:
Equipment purchases	(14,817)	(2,723)
Failed merger costs	-	45,277
Net cash provided (used) in
investing activities	(14,817)	42,554

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	55,340	64,380
Proceeds from sale of common stock (Note 4)	65,000	86,200
Net cash provided by
financing activities	120,340	150,580

Net change in cash	(2,605)	10,156

Cash, beginning of year	22,712	21,122
Cash, end of year	$ 20,107	$ 31,278

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

Financial data presented herein are unaudited.

Note 2: Related party transactions

The Company has loan payables due to its officers and director as follows:
Loans payable to an officer, at interest of 6%, due on demand	$ 205,575
Loans payable to an officer, at interest of 8%, due on demand	5,000
Loans payable to an officer, at interest of 6%, due on demand	16,778
Loans payable to a board member, at interest of 8%, due on demand	75,788
$ 303,141

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

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2004:
			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2004	14,671,445	$ 1,467	$ 4,964,417	$ (5,272,243)	$ (306,359)
Common stock sales	928,573	93	64,907	-	65,000
Common stock issued in exchange
for consulting services	300,000	30	23,970	-	56,900
Common stock issued in exchange
for salaries & board services	669,000	67	56,833	-	106,000
Net loss for the three months
ended September 30, 2004	-	-	-	(564,013)	(564,013)
Balance, September 30, 2004	16,569,018	$ 1,657	$ 5,110,127	$ (5,836,256)	$ (724,472)

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

Note 5: Correction of an Error

During the period subsequent to the three months ended September 30, 2004, the Company found errors related to the accrual of employee salaries and the calculation of weighted average common shares outstanding. The errors found in the accrual of employee salaries resulted in an understatement of operating expense and accrued liabilities of $177,322. The weighted average common shares outstanding was corrected from 15,204,612 shares to 15,686,898 shares. The effect of these error corrections are as follows:

Net loss as previously reported	$ 386,691
Accrual of employee salaries	177,322
Net loss, restated	$ 564,013
Basic and diluted loss per share
as previously reported	$ 0.03
Basic and diluted loss per share
restated	$ 0.04

Note 6: Subsequent Events

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

Results of Operations

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

We incurred a net loss of $564,013 for the three months ended September 30, 2004, as compared to a net loss of $650,493 for the three months ended September 30, 2003 due to the following:

Stock-based compensation decreased from $337,500 for the three months ended September 30, 2003 to $98,900 for the three months ended September 30, 2004. Engineering salaries charged to Research & Development expense increased by approximately $32,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. We used 969,000 shares of common stock (instead of cash) as payment for salaries, board and consulting services in an attempt to conserve our working capital. The reduction in the Company's stock price caused in the reduction of stock-based compensation in the three months ended September 30, 2004 compared to the same period in 2004.

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

General and administrative expenses increased approximately 44.6 percent, from $209,302 for the three months ended September 30, 2003, to $302,694 for the three months ended September 30, 2004. The increase is related to increased general and administrative costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations. General and administrative salaries increased by approximately $44,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. These increases were a result of the Company hiring additional employees in 2004 compared to 2003.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $40,164 (including $20,107 in cash) compared with current liabilities of $1,677,143, resulting in a working capital deficit of $1,636,979 as of September 30, 2004. Our auditors have questioned our ability to continue as a going concern in our June 30, 2004 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2004 decreased $2,605 from $22,712 to $20,107 as of September 30, 2004. The decrease was the result of a combination of cash proceeds from shareholder loans and common stock sales totaling $120,340, offset by cash used for the purchase of equipment of $14,817 and negative cash flows from operations of $108,128. Negative cash flows from operations consisted primarily of our $564,013 net loss, offset by stock-based compensation of $80,900, and an increase in accounts payable and accruals of $337,235.

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

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation conducted within the past 30 days, that there is need to improve our disclosure controls and procedures and their effectiveness for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Recent experience has evidenced a lack of timeliness in gathering and communicating information which has resulted in the Company's failure to file its Reports in a timely fashion. It is also believed that this lack of timeliness has increased the risk that material information and appropriate disclosures may be overlooked. The Company plans to implement reforms to its controls and procedures to remedy these shortcomings, which we believe have primarily been the result of a lack of working capital to support additional human resources dedicated to implementing and maintaining adequate controls and procedures to ensure timely and accurate financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

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
	SKYLYNX COMMUNICATIONS, INC.
Date: March 4, 2005	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer
Date: March 4, 2005 	By: /s/ Daniel J. Sullivan Daniel J Sullivan, Chief Financial Officer