Form 10QSB
period 2004-12-31
SKYLYNX COMMUNICATIONS INC
filed 2005-03-07
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2004

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

_______________________________________________________________
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
                                                                                                                                  Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         18,360,745
          Class                                   Number of shares outstanding at February 20, 2004

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
December 31, 2004
(Unaudited)

Assets
Current assets:
Cash	$ 21,119
Accounts receivable, net	16,634
Employee advances	996
Prepaid expenses	29,666
Total current assets	68,415

Property and equipment, net	189,367
Goodwill	700,839
Other assets	8,704
$ 967,325

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 396,572
Accrued salaries	466,315
Other accrued liabilities	55,802
Deferred revenues	107,162
Note payable (Note 3)	500,000
Loans payable to related parties (Note 2)	2,800
Total current liabilities	1,528,651

Convertible debentures (Notes 2 & 5)	709,798

Shareholders' deficit (Note 4):
Common stock	1,734
Additional paid-in capital	5,176,050
Retained deficit	(6,448,908)

Total shareholder's deficit	(1,271,124)
$ 967,325

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Internet service revenue	$ 94,088	$ 84,989	$ 179,516	$ 178,013

Operating expenses:
Costs of revenue	51,107	48,802	102,817	102,605
Selling, general and administrative	383,778	234,925	686,472	433,106
Contributed rent (Note 2)	-	150	-	450
Bad debt expense	-	15,000	-	15,000
Costs of terminated merger (Note 5)	-	-	-	49,077
Research & development costs (Note 6)	222,855	216,814	418,992	321,470
Stock-based compensation (Note 4):
Salaries	18,000	-	52,900	-
Board services	-		40,000	-
Legal	-	71,250	-	177,250
Consulting	31,000	-	55,000	231,500
Total operating expenses	706,740	226,010	1,356,181	1,330,458

Loss before income taxes	(612,652)	(501,952)	(1,176,665)	(1,152,445)

Income tax provision (Note 3)	-	-	-	-

Net Loss	$ (612,652)	$ (501,952)	$(1,176,665)	$ (1,152,445)

Basic and diluted loss per share	$ (0.04)	$ (0.06)	$ (0.07)	$ (0.14)

Weighted average common shares outstanding	16,866,601	8,332,006	16,108,476	7,956,085

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net cash (used in) operating activities	$ (542,321)	$(422,253)

Cash flows from investing activities:
Equipment purchases	(27,237)	(36,977)

Net cash used in investing activities	(27,237)	(36,977)

Cash flows from financing activities:
Proceeds from note payable	500,000	-
Payments for debt issue costs	(32,035)	-
Proceeds from related party loans		176,800
Proceeds from sale of common stock (Note 4)	100,000	295,944

Net cash provided by financing activities	567,965	472,824

Net change in cash	(1,593)	13,594

Cash, beginning of year	22,712	21,122

Cash, end of year	$ 21,119	$ 34,716

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 10,000	$ -
Noncash financing transactions:
Convertible debenture issuance for loans payable, accrued salaries, and accounts payable (Note 2&5)	$ 709,798	$ 0

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

Financial data presented herein is unaudited.

Goodwill consists of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($63,300); the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000); the acquisition of Rover in July 2002 ($262,500) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039).  In accordance with Statements of Financial Accounting Standard ('SFAS") No. 142, goodwill is not amortized but is tested for impairment once a year.  An impairment test will be performed by the Company at the end of the fiscal year.

Note 2: Related party transactions

On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to three officers, a director and the Company's outside counsel, in exchange for loans, salary and trade payables, at a market price of $.08 and $0.10.  The debentures are convertible to common stock at the option of the holders.  The total debt that may be converted is $709,798.  If all the debt are converted, an additional 8,066,582 shares would be issued as follows:

	Number of	Conversion	Convertible
	shares	price	debenture
Convertible debenture issued to an officer
in exchange for loan and salary payables	4,842,992	$0.08	$ 387,439
Convertible debenture issued to officers
in exchange for loan and salary payables	1,475,000	$0.10	147,500
Convertible debenture issued to a board member
in exchange for loan payables*	687,870	$0.10	68,787
Convertible debenture issued to an outside counsel
in exchange for trade payables	1,060,720	$0.10	106,072
	8,066,582		$ 709,798

*Prior to issuance of the convertible debenture, loans payable to a board member amounted to$71,587, with an interest rate of 8% and is due on demand.  At December, 2004, $2,800 was outstanding and reflected in the accompanying financial statements.

During the three months ended September 30, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $34,900 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

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

Note 3: Note Payable

In October 2004, the Company obtained a short-term loan for $500,000 for working capital needs, which is personally secured and guaranteed by certain officers and directors of the Company. Interest is at 12% percent. The loan matures on October 4, 2005.

Note 4: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2004 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Shareholders' deficit

During the three months ended December 31, 2004, the Company issued 250,000 shares of its common stock in exchange for financial advisory and other consulting services. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $31,000 was recognized in the accompanying consolidated financial statements for the three months ended December 31, 2004.

During the six months ended December 31, 2004, the Company sold 1,452,073 shares of its common stock to investors for gross proceeds totaling $100,000. During the six months ended December 31, 2003, the Company sold 693,739 shares of its common stock to investors for gross proceeds totaling $295,944. The sales were made solely to persons who qualified as accredited investors within the meaning of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. Shares were sold in two successive private offerings: the first at a price of $.60 per share and the second at a price equal to 70% of the market price of the common stock on the date of the investment.

Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2004:
			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2004	14,671,445	$ 1,467	$ 4,964,417	$ (5,272,243)	$ (306,359)
Common stock sales	1,452,073	145	99,855	-	100,000
Common stock issued in exchange
for consulting services	550,000	55	54,945	-	55,000
Common stock issued in exchange
for salaries & board services	669,000	67	56,833	-	56,900
Net loss for the six months
ended December 31, 2004	-	-	-	(1,176,665)	(1,176,665)
Balance, December 31, 2004	17,342,518	$ 1,734	$ 5,176,050	$ (6,448,908)	$ (1,271,124)

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

During the three months ended September 30, 2003 the Company issued 200,000 shares of its common stock to its attorney in exchange for legal services. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $106,000 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2003.

During the three months ended September 30, 2003, the Company issued 425,000 shares of its common stock in exchange for financial advisory and other consulting services. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $231,500 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2003.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2004 and material changes in our results of operations for the three and six months ended December 31, 2004, as compared to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three and Six Months Ended December 31, 2004 versus Three and Six Months Ended December 31, 2003

We incurred a net loss of $612,652 for the three months ended December 31, 2004, as compared to a net loss of $501,952 for the three months ended December 31, 2003 due to the following:

For the three months ended December 31, 2004, the Company incurred total research and development costs of $222,855 compared to $216,814 for the three months ended December 31, 2003. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative increased approximately 63 percent, from $234,925 for the three months ended December 31, 2003, to $383,778 for the three months ended December 31, 2004. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation for the three months ended December 31, 2004 decreased from $71,250 for the three months ended December 31, 2003 to $49,000 for the three months ended December 31, 2004.

For the three months ended December 31 2004, our Costa Rican operations generated revenues of $10,009 and operating expenses of $12,431, resulting in an operating loss of $2,422.

The net loss of $1,176,665 for the six months ended December 31, 2004 is comparable to the net loss of $1,152,445 for the six months ended December 31, 2003. Overall general and administrative expenses increased while stock based legal and consulting fees decreased.

For the six months ended December 31, 2004, the Company incurred total research and development costs of $418,992 compared to $321,470 for the six months ended December 31, 2003. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative increased approximately 58 percent, from $433,106 for the six months ended December 31, 2003, to $686,472 for the six months ended December 31, 2004. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation for the six months ended December 31, 2004 decreased 63.85% from $408,750 for the three months ended December 31, 2003 to $147,900 for the three months ended December 31, 2004.

For the six months ended December 31 2004, our Costa Rican operations generated revenues of $17,625 and operating expenses of $29,598, resulting in an operating loss of $11,973.

Liquidity and Capital Resources

We have current assets of $68,415 (including $21,119 in cash) compared with current liabilities of $1,528,651, resulting in a working capital deficit of $1,460,236 as of December 31, 2004. Our auditors have questioned our ability to continue as a going concern in our June 30, 2004 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance decreased $1,593 from $22,712 at June 30, 2004 to $21,119 as of December 31, 2004. The decrease was the result of a combination of cash proceeds from note payable, shareholder loans and common stock sales totaling $567,965, offset by cash used for the purchase of equipment of $27,237 and negative cash flows from operations of $542,321. Negative cash flows from operations consisted primarily of our $1,176,665 net loss, offset by stock-based compensation of $147,900, and an increase in accounts payable and accruals of $451,490.

Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations incurred a net loss of approximately $44,000 during the six months ended December 31, 2004 and are not expected to provide operating cash in the foreseeable future.

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

On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to an officer, three directors and the Company's outside counsel to convert amounts owed to them into common stock at the market price of $0.10 and $0.08 when the debenture was approved. The debentures are convertible at the option of the officer, director or outside counsel. The total debt that may be converted is $709,798. If all the debt is converted, an additional 8,066,582 shares would be issued.

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

PART 2.      OTHER INFORMATION

Item 1 - Legal Information:

        a.        The Company is a defendant in a civil action that was brought by OptiGate, Inc. currently pending in the United States District Court for the Northern District of California, Fresno Division, Civil Action No. 03 CE CG 03733, in which the Plaintiff is claiming damages arising from a breach of contract. The Company has filed a counterclaim in the matter. Subsequent to filing the case, the Plaintiff filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code. The Company plans to vigorously defend the case, which it believes to have no merit. Management of the Company believes that the likelihood of a material adverse outcome is remote.

        b.        The Company is also a defendant in a civil action captioned Angelo v. Founders Industries, Inc., SkyLynx Communications, Inc. and Basic Technologies, Inc., Case No. CC-04-6597-E, filed in the County Court for Dallas County, Texas. The case has been brought to recover a loan made to the Company's predecessor. The Company is preparing a cross-claim against the co-defendants who actually received the funds and is defending the action vigorously. We believe that the likelihood of a material adverse outcome is remote.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

8.       From November 2003 to December 2004, the Company completed a private placement consisting of eight percent (8%) convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company's common stock at a price equal to the market price on the date of sale less a discount of thirty percent (30%). Each warrant was exercisable for two years to purchase one additional share of common stock at an exercise price of $3.00 per share. All promissory notes sold in the private offering were immediately converted into shares of the Company's common stock. As a result of the offering, the Company sold an aggregate of 3,999,578 shares of common stock and warrants exercisable to purchase an additional 1,999,789 shares of common stock, for gross proceeds of $913,645. The securities were issued to an aggregate of 40 investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

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

14.       Between June and September 2004, the Company issued an aggregate of 1,040,000 shares of common stock to executive officers and directors of the Company for services. Each of the officers and directors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

15.        In October 2004, the Company issued 300,000 shares of common stock to a director and an affiliate of that director for services. The director qualified as "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

16.       On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to an officer, three directors and the Company's outside counsel to convert amounts owed to them into common stock at the market price of $0.10 and $0.08 when the debenture was approved. The debentures are exercisable at the option of the officer, director or outside counsel. The total debt that may be converted is $709,798. If all the debt is converted, an additional 8,066,582 shares would be issued. The debentures, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

Unless otherwise stated, all proceeds from the unregistered sale of equity securities were used for general working capital.

Item 3 - Defaults Upon Senior Securities:

         None.

Item 4 - Submission of Matters to a Vote of Security Holders:

         None.

Item 5 - Other information:

         None.

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits:
	Exhibit No.	Description
	31	Certification
	32	Certification Pursuant to U.S.C. Section 1350
(b)	Reports on Form 8-K:

On November 26, 2004 the Company filed a Current Report on Form 8-K dated November 18, 2004, Item 5.02. - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - announcing the resignation of the Company's Chief Operating Officer

On January 31, 2005, the Company filed a Current Report on Form 8-K dated January 28, 2005, Item 5.02. - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - announcing the resignation of a director

On February 25, 2005, the Company filed a Current Report on Form 8-K dated February 7, 2005, Item 5.02. - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - announcing the election of a director, Vice President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: March 4, 2005	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer
Date: March 4, 2005	By: /s/ Daniel J. Sullivan Daniel J Sullivan, Chief Financial Officer