Form 10QSB
period 2005-03-31
SKYLYNX COMMUNICATIONS INC
filed 2005-05-23
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2005

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

______________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                         28,449,011
          Class                                               Number of shares outstanding at May 16, 2005

Part 1.
Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets
Current assets:
Cash	$ 78,733
Accounts receivable, net	24,876
Employee advances	1,776
Prepaid expenses	20,320
Total current assets	125,705

Property and equipment, net	167,842
Goodwill	700,839
Other assets	8,704

$ 1,003,090
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 517,171
Accrued salaries	645,619
Other accrued liabilities	76,285
Deferred revenues	108,082
Note payable (Note 3)	500,000
Loans payable to related parties (Note 2)	8,800
Total current liabilities	1,855,957

Convertible debentures (Notes 2 & 5)	709,798

Shareholders' deficit (Note 4):
Common stock	1,905
Additional paid-in capital	5,516,597
Retained deficit	(7,081,167)

Total shareholder's deficit	(1,562,665)

$ 1,003,090

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Internet service revenue	$ 98,761	$ 105,340	$ 278,277	$ 283,353
Operating expenses:
Costs of revenue	57,095	50,489	159,912	153,094
Selling, general and administrative	275,540	403,983	926,257	837,089
Contributed rent (Note 2)	-	-	-	450
Bad debt expense	-	(31,739)	-	(16,739)
Costs of terminated merger (Note 5)	-	-	-	49,077
Research & development costs (Note 6)	124,784	244,856	543,776	566,326
Interest expense	47,883	-	83,638	-
Stock-based compensation (Note 4):
Salaries	73,500	-	126,400	-
Board services	-	-	40,000	-
Legal	-	-	-	177,250
Consulting	152,218	945,963	207,218	1,177,463
Total operating expenses	731,020	1,613,552	2,087,201	2,944,010
Loss before income taxes	(632,259)	(1,508,212)	(1,808,924)	(2,660,657)
Income tax provision (Note 3)	-	-	-	-
Net loss	$ (632,259)	$(1,508,212)	$(1,808,924)	$(2,660,657)
Basic and diluted loss per share	$ (0.03)	$ (0.14)	$ (0.11)	$ (0.31)
Weighted average common shares outstanding	18,457,595	10,942,455	16,547,561	8,468,681

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Net cash (used in) operating activities	$ (598,510)	$ (750,256)
Cash flows from investing activities:
Equipment purchases	(28,434)	(111,107)
Net cash used in investing activities	(28,434)	(111,107)
Cash flows from financing activities:
Proceeds from note payable	500,000	-
Payments for debt issue costs	(32,035)	-
Proceeds from related party loans	-	5,420
Proceeds from joint venture partner	105,000	-
Proceeds from sale of common stock (Note 4)	110,000	861,324
Net cash provided by financing activities	682,965	866,744
Net change in cash	56,021	5,381
Cash, beginning of year	22,712	21,122
Cash, end of year	$ 78,733	$ 26,503
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 25,000	$ -
Noncash financing transactions: Convertible debenture issuance for loans payable, accrued salaries, and accounts payable (Note 2 & 5)	$ 709,798	$ -

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

Goodwill consists of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($63,300); the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000); the acquisition of Rover in July 2002 ($262,500) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard ("SFAS") No. 142, goodwill is not amortized but is tested for impairment once a year. An impairment test will be performed by the Company at the end of the fiscal year. As discussed in Note 6 - Subsequent Events below, SkyLynx Communications de Costa Rica was sold effective April 21, 2005 and the goodwill associated with the acquisition of SkyLynx Communications de Costa Rica will be charged off against the proceeds from the sale.

Note 2: Related party transactions

During the three months ended March 31, 2005, the Company issued 450,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $73,500 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company issued 300,000 shares of its common stock in as compensation to certain officers, directors and a shareholder of the Company for personally securing and guarantying the $500,000 short-term loan obtained in October 2004. The stock issuances were recorded at the market value of the Company's common stock on the issuance date. Stock-based compensation expense of $45,000 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company entered into a joint venture agreement with a shareholder. The shareholder paid the Company $105,000 in cash in exchange for the right to receive 20% of the future network revenues for certain geographical areas currently under development or planned for development and 20% equity ownership interest in the infrastructure built by the Company in the Orlando, FL metropolitan area. The agreement contains additional provisions that allows the Company to buy back the shareholders interest in the infrastructure at the termination of the agreement or beginning eighteen months from the date of the agreement. The proceeds were recorded as an increase to additional paid in capital during the three months ended March 31, 2005 in the statement of stockholders' deficit.

On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to three officers, a director and the Company's outside counsel, in exchange for loans, salary and trade payables, at a market price of $0.08 and $0.10. The debentures are convertible to common stock at the option of the holders. The total debt that may be converted is $709,798. If all the debt is converted, an additional 8,066,582 shares would be issued, as follows:
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

* Prior to issuance of the convertible debenture, loans payable to a board member amounted to $71,587, with an interest rate of 8% and is due on demand. At March 31, 2005, $8,800 was outstanding and reflected in the accompanying financial statements.

During the three months ended September 30, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $52,900 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2004.

During the three months ended September 30, 2004, the Company agreed to pay Black Knight Ventures, Inc., or its designees, an investment banking engagement fee consisting of 300,000 shares of common stock. In addition, Black Knight Ventures will receive a transaction fee, to be determined, upon their successfully arranging a financial or other transaction for the Company. Mr. Weiss was elected to the Board of Directors of the Company on September 13, 2004. Mr. Weiss and his wife, Lisa Weiss, are principals in Black Knight Ventures, Inc., a NASD member which provides investment banking services to the Company. Effective March 28, 2005, The Company negotiated an early termination of the exclusive investment banking agreement with Black Knight Ventures, Inc. The termination agreement requires the Company to pay a sum equal to 1% of any fees paid to any investment banking firm for a twelve month period.

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

Note 5: Shareholders' deficit

During the three months ended March 31, 2005, the Company issued 750,000 shares of its common stock in exchange for financial advisory and other consulting services. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $95,000 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company issued 93,986 shares of its common stock in exchange for office improvement materials. The transaction was recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $12,218 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2005.

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

During the nine months ended March 31, 2005, the Company sold 1,452,073 shares of its common stock to investors for gross proceeds totaling $100,000. During the nine months ended March 31, 2004, the Company sold 693,739 shares of its common stock to investors for gross proceeds totaling $295,944. The sales were made solely to persons who qualified as accredited investors within the meaning of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. Shares were sold in two successive private offerings: the first at a price of $.60 per share and the second at a price equal to 70% of the market price of the common stock on the date of the investment.

Following is a schedule of changes in shareholders' deficit for the nine months ended March 31, 2005:
			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2004	14,671,445	$ 1,467	$ 4,964,417	$ (5,272,243)	$ (306,359)
Common stock sales	1,570,157	157	109,843	-	110,000
Common stock issued in exchange
for consulting services	1,300,000	130	149,870	-	150,000
Common stock issued in exchange
for salaries, board services & other	1,512,986	151	292,467	-	292,618
Net loss for the nine months
ended March 31, 2005	-	-	-	(1,808,924)	(1,808,924)
Balance, March 31, 2005	19,054,588	$ 1,905	$ 5,516,597	$(7,081,167)	$ (1,562,665)

During the three months ended March 31, 2004, the Company issued 125,000 shares of its common stock to its attorney in exchange for legal services. The transactions were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $71,250 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2004.

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

Note 5: Subsequent Events

Effective April 21, 2005 On April 19, 2005, the Company entered into an agreement to sell all of its shares of capital stock of its subsidiary, SkyLynx Communications de Costa Rica, S.A. On April 21, 2005 the Company completed the sale of its interest in SkyLynx Communications de Costa Rica, S.A. to OrbiLynx Communications, Inc. Under the terms of the agreement the Company sold all the outstanding shares of SkyLynx Communications de Costa Rica, S.A. which it owned for $300,000. The payment consisted of $61,497 in cash, $188,503 in forgiveness or assumption of Company liabilities and a $50,000 promissory note. The promissory note bears interest at 5% per year and has a two year term.

During the quarter ending June 30, 2005, the Company will record a gain of the sale of its interest in SkyLynx Communications de Costa Rica, S.A. of approximately $59,000.

The President of OrbiLynx Communications, Inc. is Gustavo A. Yepes. From December 2003 through the closing, Mr.Yepes had been employed by the Company as the Vice President - Latin American Operations. Of the $188,503 forgiveness or assumption of Company liabilities, $169,017 was owed to Mr. Yepes for unpaid salaries and unreimbursed cash advances made by Mr. Yepes for operations in Costa Rica. Mr. Yepes resigned from the Company effective with the closing.

On October 15, 2004, the Company agreed to an arrangement whereby debt owed to certain officers, directors and consultants to the Company was converted into 12% Convertible Debentures in the aggregate amount of $709,800. The Debentures were issued on December 16, 2004. This debt included unpaid promissory notes, fees for services, accrued salaries, travel and related expenses. The Debentures are due on or before December 31, 2006. The debt and accrued interest is convertible into shares of the $.0001 par value Common Stock of the Company at the prices set forth below, at the option of the holders.

Effective April 5, 2005, the Company issued additional 12% Convertible Debentures to reflect upaid accruals for salary, fees and unreimbursed expenses through March 31, 2005, to the following persons:
		Number of
	Amount of	Shares if	Price
	Debenture	Converted	Per Share
Gary L. Brown	$ 100,000	1,666,666	$ .06
Kenneth L. Marshall	50,000	841,667	$ .06
Clifford L. Neuman	41,448	690,800	$ .06
Steven D. Smith	50,000	841,667	$ .06
Total	241,448	4,040,800

On May 4, 2005, the following executive officers of the Company exercised their right to convert the foregoing Convertible Debentures into shares of common stock in the following numbers:
		Number of
	Amount of	Shares if	Price
	Debenture	Converted	Per Share
Gary L. Brown	$ 487,439	6,509,589	$ .07
Kenneth L. Marshall	161,250	2,043,167	$ .08
Steven D. Smith	50,000	841,667	$ .06
Total	698,688	9,394,423

The Securities were sold exclusively to persons who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereunder. Each of the investors in the offering qualified as an "accredited investor." In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor in the offering with disclosure of all aspects of our business, including providing each investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information. Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

The conversion terms of the Debentures are described above.

There were no proceeds realized by the Company from the sale of the foregoing Securities, as they were issued in satisfaction of bona fide antecedent debt.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2004 and material changes in our results of operations for the three and nine months ended March 31, 2005, as compared to the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three and Nine Months Ended March 31, 2005 versus Three and Nine Months Ended March 31, 2004

We incurred a net loss of $632,259 for the three months ended March 31, 2005, as compared to a net loss of $1,508,212 for the three months ended March 31, 2004 due to the following:

For the three months ended March 31, 2005, the Company incurred total research and development costs of $124,784 compared to $244,856 for the three months ended March 31, 2004. Research and development expenses have been reduced during the three months ended March 31, 2005 as a result of a decrease in the number of employees and consultants that were employed or that performed services during the quarter. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative decreased approximately 32 percent, from $403,983 for the three months ended March 31, 2004, to $275,540 for the three months ended March 31, 2005. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation for the three months ended March 31, 2005 decreased from $945,963 for the three months ended March 31, 2004 to $225,718 for the three months ended March 31, 2005. The reduction is a result of not entering into agreements to compensate financial consultants in the three months ended March 31, 2005.

For the three months ended March 31, 2005, our Costa Rican operations generated revenues of $13,519 and operating expenses of $16,330, resulting in an operating loss of $2,811. As discussed in note 6 to the financial statements, the Costa Rican operations were sold effective April 21, 2005.

The net loss of $1,808,924 for the nine months ended March 31, 2005 is comparable to the net loss of $2,660,657 for the nine months ended March 31, 2004. Overall general and administrative expenses increased while stock based consulting fees decreased approximately $1,125,000.

For the nine months ended March 31, 2005, the Company incurred total research and development costs of $543,776 compared to $566,326 for the nine months ended March 31, 2004. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative increased approximately 10.7 percent, from $837,089 for the nine months ended March 31, 2004, to $ 926,257 for the nine months ended March 31, 2005. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation, consulting for the nine months ended March 31, 2005 decreased 82.4 percent from $1,177,463 for the nine months ended March 31, 2004 to $ 207,218 for the nine months ended March 31, 2005.

For the nine months ended March 31 2005, our Costa Rican operations generated revenues of $31,145 and operating expenses of $44,456, resulting in an operating loss of $13,311.

Liquidity and Capital Resources

We have current assets of $125,705 (including $78,733 in cash) compared with current liabilities of $1,855,957, resulting in a working capital deficit of $1,730,252 as of March 31, 2005. Our auditors have questioned our ability to continue as a going concern in our June 30, 2004 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance increased $56,021 from $22,712 at June 30, 2004 to $78,733 as of March 31, 2005. The increase was the result of a combination of cash proceeds from note payable, joint venture partner and common stock sales totaling $682,965, offset by cash used for the purchase of equipment of $28,434 and negative cash flows from operations of $598,510. Negative cash flows from operations consisted primarily of our $1,808,924 net loss, offset by stock-based compensation of $442,618, and an increase in accounts payable and accruals of $ 316,580.

Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations incurred a net loss of approximately $6500 during the nine months ended March 31, 2005 and are not expected to provide operating cash in the foreseeable future.

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

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

8.       From November 2003 to March 2005, the Company completed a private placement consisting of eight percent (8%) convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company's common stock at a price equal to the market price on the date of sale less a discount of thirty percent (30%). Each warrant was exercisable for two years to purchase one additional share of common stock at an exercise price of $3.00 per share. All promissory notes sold in the private offering were immediately converted into shares of the Company's common stock. As a result of the offering, the Company sold an aggregate of 4,054,337 shares of common stock and warrants exercisable to purchase an additional 1,999,789 shares of common stock, for gross proceeds of $974,064. The securities were issued to an aggregate of 40 investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

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

16.       On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to an officer, three directors and the company's outside counsel to convert amounts owed to them into common stock at the market price of $0.10 and $0.08 when the debenture was approved. Each of the persons qualified as an "accredited investor" under the meaning of Rule 501(a) of Regulation D. The debentures are exercisable at the option of the officer, director or outside counsel. The total debt that may be converted is $709,798. If all the debt is converted, an additional 8,066,582 shares would be issued. The debentures, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

17.       Between January and February 2005, the Company issued an aggregate of 750,000 shares of common stock to two consultants for services. Both of the consultants qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

18.       In February 2005, the Company issued 300,000 shares to certain officers, directors and a shareholder of the Company in connection with the short-term loan for $500,000 obtained in October, 2004. The loan is personally secured and guaranteed by each of the officers, directors and the shareholder of the Company and each of which qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

19.       In February 2005, the Company issued 93,986 shares of common stock to a vendor for materials received. The vendor qualified as "accredited investor" within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

20       In April 2005, the Company issued additional debentures to three officers and outside counsel to convert an aggregate of $241,448 in accrued compensation. The persons were "accredited investors" within the meaning of Rule 501(a) under Regulation D. The debentures are convertible into common stock at a price of $.06 per share. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

21.       In May 2005, three officers converted the outstanding debentures into an aggregate of 9,394,423 shares of common stock. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

On April 25, 2005, the Company filed a Current Report on Form 8-K dated April 19, 2005, Item 2.01. - Disposition of Assets - announcing the sale of its subsidiary, SkyLynx Communications de Costa Rica, S.A.

On May 5, 2005, the Company filed a Current Report on Form 8-K dated May 4, 2005, Item 3.02. - Unregistered Sales of Equity Securities - announcing the conversion of amounts payable by the Company into debentures.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SKYLYNX COMMUNICATIONS, INC.
Date: May 23, 2005	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer
Date: May 23, 2005	By: /s/ Daniel J. Sullivan Daniel J Sullivan, Chief Financial Officer