Form 10KSB/A
period 2004-06-30
SKYLYNX COMMUNICATIONS INC
filed 2005-11-04
CIK 1061354

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

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

00 John Ringling Boulevard
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

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

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

(h)     Consolidation

The financial statements for the fiscal year ended June 30, 2003 included in this report consolidate the activities of SkyLynx and its wholly-owned subsidiary, Rover TelCom Corporation, from August 27, 2002 to the fiscal year end June 30, 2003. The financial statements for the fiscal year ended June 30, 2004 consolidate the activities of SkyLynx and its wholly-owned subsidiary, Interim Resources Corporation, from December 10, 2003 to the fiscal year end June 30, 2004. . Additionally, the results of operations for its 75% owned subsidiary, SkyLynx Communications de Costa Rica, S.A. are included from acquisition on April 30, 2004 to the fiscal year end June 30, 2004.

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

SkyLynx will galvanize industry awareness and establish strong barriers to competitive entry by executing an aggressive brand building strategy that forges its breakthrough AVL story into one coherent and memorable message ... a message where scientific innovation dedicated to the logistic needs of the nation's First Response Groups becomes the natural ally of long-term growth and profitability.

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

Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the Company issued to Yepes, in escrow, an aggregate of 300,000 restricted shares of the Company's common stock in consideration of the shares of SkyLynx Costa Rica. The shares were valued at $0.23 per share based on market price, for an aggregate purchase price of $69,300. On the acquisition date, Skylynx Costa Rica was considered a start-up company with no identifiable assets, including assets that may arise from contractual or other legal rights or assets that may be sold, transferred, licensed, rented or exchanged, and liabilities. As a result, the aggregate purchase price of $69,300 was recorded as goodwill. As of June 30, 2004, Skylynx Costa Rica had no revenue-producing activities. No minority interest was recognized on the accompanying consolidated financial statements.

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

Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 restricted shares of the Company's common stock. The shares were valued at $0.36 per share based on market price, for an aggregate purchase price of $252,000. On the acquisition date, ICR had no ongoing operations and had no identifiable assets, including assets that may arise from contractual or other legal rights or assets that may be sold, transferred, licensed, rented or exchanged, and liabilities. As a result, the aggregate purchase price of $252,000 was recorded as goodwill. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson served as Vice President - Engineering until his resignation in July 2004. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003.

ICR was a consulting company with established clients in the automatic vehicle location ("AVL") industry and represented an opportunity to enter into the AVL industry in an expedient manner. Know-how had been developed involving frequency management, firmware design, software design, manufacturing and sales. ICR's assets consist principally of know-how and customer and client relationships, which the Company plans to use in deploying and developing its wireless networks.

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

Rover acquired the ISP in Fresno in consideration of the assumption of $60,000 in accounts payable and approximately $182,000 in Company stock. The ISP was purchased because it represented a steady revenue stream and gave us a presence to operate a Network Operations Center that would be necessary in order to remotely administer the core wireless network services we were developing. The ISP had a customer base, carrier contracts, personnel, equipment and machinery. There was a base of customers from which a revenue base could be expanded.

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

SKYLYNX COMMUNICATIONS, INC.

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at June 30, 2004	F-3

Consolidated Statements of Operations for the years ended
June 30, 2004 and 2003	F-4

Consolidated Statement of Changes in Shareholders' Deficit
for the period from July 1, 2002 through June 30, 2004	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

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

As discussed in Note 9 to the consolidated financial statements, management discovered errors resulting in the overstatement of total assets by $262,500 and in the omission of certain information about accounting for acquisitions and revenue subsequent to the issuance of its financial statements in 2005. Accordingly, the accompanying consolidated financial statements have been restated to correct these errors.

/s/Cordovano and Honeck, LLP
Cordovano and Honeck, LLP
Denver, Colorado
November 11, 2004, except as to Notes 1, 4 and 9
which is October 21, 2005

SKYLYNX COMMUNICATIONS, INC.
(Formerly StarCom Wireless Networks, Inc.)
Consolidated Balance Sheet

June 30, 2004
Assets
Current assets:	As Restated
Cash	$ 22,712
Accounts receivable, net of allowance of $5,598	29,345
Employee advances	925
Prepaid expenses	3,670
Total current assets	56,652

Property and equipment, net of accumulated
depreciation of $104,103 (Note 3)	208,805
Goodwill (Note 1)	438,839
Other assets	14,304
$ 718,100

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 452,284
Accrued salaries	488,928
Other accrued liabilities	34,985
Deferred revenues	62,962
Loan payable to related parties (Note 2)	247,800
Total current liabilities	1,286,959

Commitments (Note 7)	-

Shareholders' deficit (Note 4):
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized,
14,671,445 shares issued and outstanding	1,467
Additional paid-in capital	4,701.917
Retained deficit	(5,272,243)
Total shareholder's equity	(568,859)

$ 718,100

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
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, July 1, 2002	8,798,356	880	918,948	(825,803)	94,025

7:1 reverse common stock split (Note 4)	(42,857,033)	(4,286)	4,286	-	-
Stock-based compensation (Note 2 and 4)	37,451,644	3,745	550,271	-	554,016
Agreement and Plan of Reorganization
completed with Rover Telcom, Inc.
(Note 1)	3,750,000	375	262,125	-	262,500
Common stock sales (Note 4)	131,749	13	79,037	-	79,050
Rent contributed by an officer (Note 2)	-	-	1,200	-	1,200
Net loss	-	-	-	(870,974)	(870,974)
Balance, June 30, 2003	7,274,716	727	1,553,367	(1,696,777)	(142,683)

Stock-based compensation (Note 2 and 4)	3,676,916	368	1,831,727	-	1,832,095
Common stock issued for acquisition of
Interim Corporate Resources (Note 1)	700,000	70	251,930	-	252,000
Common stock issued for acquisition of
of DirectCom S.A (Note 1)	300,000	30	69,270	-	69,300
Common stock sales net of
offering costs of $10,000 (Note 4)	2,719,813	272	995,173	-	995,445
Rent contributed by an officer (Note 2)	-	-	450	-	450
Net loss	-	-	-	(3,575,466)	(3,575,466)
Balance, June 30, 2004	14,671,445	1,467	4,964,417	(5,272,243)	(568,859)

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (3,575,466)	$ (870,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,703	42,778
Common stock issued in exchange for
services (Notes 2 and 4)	887,922	283,000
Common stock issued in exchange for
salaries and board services (Notes 2 and 4)	944,173	-
Allowance for bad debts	5,598	8,083
Rent contributed by an officer (Note 2)	450	1,200
Changes in current assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(8,400)	30,755
Other assets	(16,074)	261
Accounts payable	298,068	233,767
Accrued liabilities	432,472	-
Deferred revenues	23,949	38,484
Net cash (used in) provided by
operating activities	(963,605)	(232,646)

Cash flows from investing activities:
Equipment purchases	(177,647)	-
Acquisition costs (Note 6)	45,277	(45,277)
Net cash used in investing activities	(132,370)	(45,277)

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	102,120	219,995
Proceeds from issuance of common stock
net of offering costs (Note 4)	995,445	79,050
Net cash provided by (used in)
financing activities	1,097,565	299,045

Net change in cash	1,590	21,122

Cash, beginning of year	21,122	-

Cash, end of year	$ 22,712	$ 21,122

Supplemental disclosure of cash flow information
Casn paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

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

Subsequent to entering into the Purchase Agreement, DirectCom, S.A. undertook reorganization under the terms of a Joint Venture Agreement (the "Joint Venture Agreement") between Yepes, IdNet, S.A., a Costa Rican corporation, and Inversiones Sinalco, S.A., a Costa Rican corporation. Under the Joint Venture Agreement, DirectCom, S.A. reorganized and changed its name to SkyLynx Communications de Costa Rica, S.A. ("SkyLynx Costa Rica") in contemplation of the consummation of the Purchase Agreement pursuant to which the Company would acquire 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica.

Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the Company issued to Yepes, in escrow, an aggregate of 300,000 restricted shares of the Company's common stock in consideration of the shares of SkyLynx Costa Rica. The shares were valued at $0.23 per share based on market price, for an aggregate purchase price of $69,300. On the acquisition date, SkyLynx Costa Rica was considered a start-up company with no identifiable assets, including assets that may arise from contractual or other legal rights or assets that may be sold, transferred, licensed, rented or exchanged, and liabilities. As a result, the aggregate purchase price of $69,300 was recorded as goodwill. As of June 30, 2004, SkyLynx Costa Rica had no revenue-producing activities. No minority interest was recognized on the accompanying consolidated financial statements.

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

Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 restricted shares of the Company's common stock. The shares were valued at $0.36 per share based on market price, for an aggregate purchase price of $252,000. On the acquisition date, ICR had no ongoing operations and had no identifiable assets, including assets that may arise from contractual or other legal rights or assets that may be sold, transferred, licensed, rented or exchanged, and liabilities. As a result, the aggregate purchase price of $252,000 was recorded as goodwill. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President - Information Technology, and Mr. Anderson served as Vice President - Engineering until his resignation in July 2004. Messrs. Gorman, Fatula and Anderson have been employed by the Company since August 2003.

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

The acquisition of Rover Telecom was treated as a transaction among entities under common control and accordingly, was recorded at the historical cost of the acquired assets and liabilities. As a result, the aggregate purchase price of $262,500 was treated as a reduction in equity.

Principles of Consolidation

The financial statements for the year ended June 30, 2004 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. and Rover Telcom Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements for the year ended June 30, 2003 consolidate the activities of SkyLynx Communications, Inc. and its wholly owned subsidiary Rover Telcom Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the 2003 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

Revenue and Cost Recognition

The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions and SEC Staff Accounting Bulletin 101, Interpretive Guidance on Revenue Recognition, as amended by SEC Staff Accounting Bulletin 104. Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

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

Private Placement Memorandum dated August 31, 2003

In September 2003, the Company offered units consisting of 8 percent convertible promissory notes and common stock purchase warrants to accredited investors up to $3,000,000, at a minimum investment of $10,000. Each note was convertible into shares of the Company's restricted common stock at a price equal to the quoted market price on the day of sale less a discount of 30 percent. One warrant was offered for every two dollars in principal denomination of note purchased. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share for a period of two years. The Company closed the offering in February 2004 after selling 978,063 units for net proceeds of $873,645 after deducting $5,000 in offering costs. Each promissory note sold was immediately converted into shares of common stock. Accordingly, the transaction was accounted for as a sale of common stock. As of June 30, 2004, there are 436,823 warrants outstanding that expire through 2006.

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

(7) Commitments and Contingencies

The Company and its subsidiaries lease office space and rooftops under non-cancelable operating leases. Future minimum rental payments under the lease are as follows:
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

Common stocks of 1,954,716 shares of common stock were issued for stock sales and as compensation to officers, employees and new board members of the Company.

(9) Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended June 30, 2004 to correct errors identified in the Company's financial statements and reflect certain corresponding changes described below.

The acquisition of Rover Telecom, described in Note 1, was recorded at the fair value of the assets acquired instead of at carrying value. This error resulted from the misapplication of generally accepted accounting principles. Correction of this error resulted in a decrease in the value of an intangible asset and a corresponding decrease in shareholders deficit.

The following table shows the effect of the restatements on the Balance Sheet at July 31, 2004:
	As Reported	As Restated
	June 30,	June 30,
	2004	2004
Other assets:
Goodwill	$ 700,839	$ 438,339
Total assets	$ 980,600	$ 718,100

Shareholders' deficit:
Additional paid-in capital	$ 4,964,417	$ 4,701,917
Total shareholders' deficit	$ (306,359)	$ (568,859)

In addition, the Company expanded the disclosure contained in Note 1 to the accompanying financial statements to disclose the purchase price allocation and other pertinent information required by generally accepted accounting principles about the Costa Rican, ICR and Rover Telcom acquisitions. Further, the Company expanded the footnote disclosure contained in Note 1 to describe, in greater detail, its revenue recognition policies.

The restatement had no effect on the Company's net income or cash flows.

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

______________________________
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

Mr. Andersons' agreement is an "at will" employment contract under which we have agreed to pay him a base salary of $130,000 per year. Mr. Anderson resigned in August 2004.

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

	2.4	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)
	2.5	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)
	2.6	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)
	3.1	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
	3.2	ByLaws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).
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

	10.5	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.6	Joint Venture Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.7	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)
	10.8	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)
*	14.1	Code of Ethics
	17	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)
	31	Certification
	32	Certification Pursuant to U.S.C. 18 Section 1350

* Previously filed.
	(b)	Reports on Form 8-K

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

3

On July 16, 2004, the Company filed a Current Report on Form 8-K/A-1 dated April 30, 2004, Item 2. - Acquisition of Assets - an update on the Common Stock Purchase Agreement with Gustavo A. Yepes for the purchase of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation

4

On September 3, 2004, the Company filed a Current Report on Form 8-K dated September 3, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the resignation of a director

5

On September 13, 2004, the Company filed a Current Report on Form 8-K dated September 13, 2004, Item 5.02. - Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers - announcing the election of two directors

Item 14.       Principal Accountant Fees and Services

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
SKYLYNX COMMUNICATIONS, INC.

Date: November 4, 2005	By: /s/ Gary L. Brown Gary L. Brown, Chief Executive Officer

Date: November 4, 2005	By: /s/ Daniel J. Sullivan Daniel J. Sullivan, Chief Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Gary L. Brown Gary L. Brown	Chief Executive Officer and Director (Principal Executive Officer)	November 4, 2005

/s/ Daniel J Sullivan Daniel J Sullivan	Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2005

/s/ Stephen L. Rogers Stephen L. Rogers	Director	November 4, 2005

/s/ Robert D. Weiss Robert D. Weiss	Director	November 4, 2005

/s/ Alfredo Chang Alfredo Chang	Director	November 4, 2005