Form 10KSB
period 2005-06-30
SKYLYNX COMMUNICATIONS INC
filed 2005-11-30
CIK 1061354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     , 20                    , to                     , 20                    .
Commission File Number
0-27635

SkyLynx Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1465836 (I.R.S. Employer Identification Number)

500 John Ringling Boulevard, Sarasota, Florida 34236
(Address of Principal Executive Offices)
(941) 388-2882
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $.0001 per share	None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year....$471,477
     The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $942,208 based upon the closing sale price of the Registrant’s common stock.
     The number of shares outstanding of the Registrant’s common stock as of June 30, 2005 was 30,019,442.

The following documents are incorporated herein by reference:
1.	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

2.	By-Laws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

3.	Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 29, 2003).

4.	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.

5.	Option Agreement dated December 13, 2001 (Incorporate by reference from Current Report on Form 8-K filed May 15, 2002.

6.	Trust Agreement dated June 15, 2002 (Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 2002 filed on October 15, 2002.

7.	Agreement and Plan of Reorganization between Rover Telcom Corporation, Shareholders of Rover Telcom Corporation and Basic Technologies, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

8.	Articles of Incorporation of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

9.	By-Laws of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

10.	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

11.	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)

12.	Press Release dated July 17, 2003 Announces Termination Of Letter Of Intent And New Strategic Direction (Incorporated by reference from Current Report on Form 8-K filed July 17,2003)

13.	SkyLynx Communications, Inc. 2002 Equity Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

14.	Consultation and Securities Compensation Agreement between the Company and Carl Dilley dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

15.	Consultation and Securities Compensation Agreement between the Company and Clifford L. Neuman dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

16.	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)

17.	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

18.	Joint Venture Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

19.	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

20.	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)

21.	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from

Current Report on Form 8-K filed September 3, 2004)
22.	The Board of Directors approved the election of Kevin Gorman and Robert Weiss to the Board of Directors (Incorporated by reference from Current Report on Form 8-K filed September 13, 2004)

23.	Resignation letter from Kevin Gorman from the Chief Operating Officer Position, dated November 18, 2004 (Incorporated by reference from Current Report on Form 8-K filed November 26, 2004)

24.	Resignation letter from Kevin Gorman from the Board of Directors, dated January 28, 2005 (Incorporated by reference from Current Report on Form 8-K filed January 31, 2005)

25.	The Board of Directors approved Steve Smith to serve as Vice President, Chief Operating Officer and a board member (Incorporated by reference from Current Report on Form 8-K filed February 25, 2005)

26.	The Company entered into an agreement to sell all of its shares in its subsidiary, SkyLynx Communications de Costa Rica, S.A. (Incorporated by reference from Current Report on Form 8-K filed April 25, 2005)

27.	The Company entered into a Letter of Intent to acquire ADTECH Systems, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 5, 2005)

28.	The Company disclosed several transactions related to the unregistered sales of its equity securities (Incorporated by reference from Current Report on Form 8-K filed May 9, 2005)

29.	Agreement and Plan of Merger between SkyLynx Communications, Inc. and ADTECH Systems, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 31, 2005)

30.	Defined the closing date of the Agreement and Plan of Merger between SkyLynx Communications, Inc. and ADTECH Systems, Inc. (Incorporated by reference from Current Report on Form 8-K filed June 29, 2005)

31.	The Company disclosed several transactions related to the unregistered sales of its equity securities (Incorporated by reference from Current Report on Form 8-K filed August 8, 2005)

32.	The Company disclosed several transactions related to the unregistered sales of its equity securities (Incorporated by reference from Current Report on Form 8-K filed August 17, 2005)

33.	Termination of Agreement and Plan of Merger between SkyLynx Communications, Inc. and ADTECH Systems, Inc. (Incorporated by reference from Current Report on Form 8-K filed August 22, 2005)

34.	Resignation of Daniel J. Sullivan as Chief Financial Officer, effective September 28, 2005 (Incorporated by reference from Current Report on Form 8-K filed September 29, 2005)

35.	Approval of change in the Company’s Certified Accountant (Incorporated by reference from Current Report on Form 8-K filed November 3, 2005)
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
(a) Business Development
SkyLynx Communications, Inc. (the “Company”) was formally known as StarCom Wireless Networks, Inc. from May 2003 through September 2003 and Basic Technologies, Inc. from inception through May 2003. The Company was organized under the laws of the State of Colorado on January 21, 1998. The Company was initially organized for the purpose of pursuing and completing a business combination with Yankee Development Corporation (“Yankee Development”), a Texas corporation engaged in the business of the acquisition and development of oil and gas ventures and related interests.
On April 23, 1998, the Company issued and sold an aggregate of 5,305,625 newly-issued, restricted shares, constituting approximately 90% of the then outstanding shares, of the Company’s Common Stock in consideration of the exchange therefore of all 1,000 outstanding shares of common stock, no par value per share, of Yankee Development owned of record and beneficially by the Shelton Voting Trust. Immediately following the “reverse acquisition” transaction, the Shelton Voting Trust, the former owner of Yankee Development, controlled approximately 90% of the outstanding shares of Common Stock of the Company and Yankee Development became a wholly-owned subsidiary of the Company.
On October 16, 1998, the Company organized P & A Remediation, LLC (hereafter “PAR Texas”), a Texas limited liability company owned 99% and 1% by the Company and Simpco, Inc., respectively, for the purpose of engaging in the business of plugging oil wells, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market. Operations of this entity have been transferred to another subsidiary.
The Company, effective as of January 15, 1999, issued and sold a total of 850,000 newly-issued, restricted shares of Common Stock in consideration of the exchange therefore of all 10,000 outstanding shares of common stock, no par value per share, of Simpco. Simpco then became a wholly-owned subsidiary of the Company. Prior to its acquisition by the Company effective as of January 15, 1999, Simpco was operating and approved by the responsible regulatory agencies of the states of Texas and Oklahoma to be engaged in the business of oil well plugging, remediation and salvage activities. Operations of this entity have been transferred to another subsidiary.
On November 24, 1999, the Company organized P & A Remediation, LLC (hereafter “PAR Oklahoma”), an Oklahoma limited liability company, for the purpose of engaging in the business of plugging oil wells for industry and government in the state of Oklahoma, conducting environmental remediation of oil fields and salvaging the construction materials, pipe, steel tubulars and used oil field equipment for resale on the secondary market. Operations of this entity have ceased.
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

(b) Spin-Off and Change in Control.
Effective December 2001, the Company formed and organized a new subsidiary, Founders Industries, Inc. (“Founders”) for the purpose of spinning off to its shareholders, pro rata, all of its interests in its then existing subsidiaries:
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
The formation of Founders Industries and its pending spin-off are transactions provided for under a Letter of Understanding dated as of December 13, 2001 between Basic Technologies, on the one hand, and Mr. Gary Brown, on the other. Under the terms of the Letter of Understanding, the spin-off of the existing operations and assets of Basic Technologies would occur through the formation and organization of Founders Industries. Concurrently with the execution of the Letter of Understanding, Mr. Brown entered into an Option Agreement with the Shelton Voting Trust. At the time, the Shelton Voting Trust was the record owner of approximately 5,305,625 shares of the Company’s common stock, representing 46.5% of the then outstanding 11,548,356 shares of common stock. Bryan Walker, the Company’s former President, CEO and Director, serves as Trustee of the Shelton Voting Trust. The beneficiaries of the Shelton Voting Trust are Bryan and Laura Walker as to 80% of its shares of the Company’s common stock and Richard Smith, a former Director and Chief Financial Officer of the Company, as to 20% of its shares of the Company’s common stock.
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
Effective June 14, 2002, all of the options under the Option Agreement were exercised to acquire from the Shelton Voting Trust 4,900,000 shares of the Company’s common stock. Mr. Brown had assigned to third parties the rights to acquire a portion of the shares pursuant to the exercise of such options. As a result, shares underlying the Option Agreement were acquired by the following persons with respect to the number of shares set forth below:

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
Under the terms of the spin-off trust, the trustee has taken delivery of all of the Founders spin-off shares pending completion of the registration statement, its’ having been declared effective and the completion of the spin-off distribution. Further, if the spin-off is not completed for any reason within two years, then the trustee has been authorized to dispose of the spin-off shares in any commercially reasonable fashion and to distribute the proceeds derived from that disposition to the Basic shareholders, pro rata, in lieu of the distribution of the shares of common stock of Founders Industries, Inc.
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
(d) Acquisition of Rover Telcom Corporation.
Effective August 27, 2002, the Company consummated an Agreement and Plan of Reorganization pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Rover Telcom Corporation. Rover Telcom Corporation had been an affiliated company of Mr. Brown and Mr. Jesson, Mr. Jesson having formerly served as a director of the Company until August 1, 2002. Under the terms of the acquisition, the Company issued an aggregate of 3,750,000 shares of common stock in exchange for 100% of the issued and outstanding shares of common stock of Rover Telcom Corporation. In the transaction, Mr. Brown received an aggregate of 1,875,000 shares of common stock, Kenneth Marshall, the Company’s

Secretary and General Counsel, received 750,000 shares of common stock and Mr. Jesson received 937,500 shares of common stock. Rover Telcom owns and operates an internet service provider serving the Fresno, California market.
(e) Redomestication, Reverse Split and Name Change.
Effective May 7, 2003, the Company completed the following transactions:
1.	The reverse split of its common stock by a ratio of 1-for-7;

2.	Its redomestication to a corporation formed and organized under the laws of the State of Delaware; and

3.	Its name change to “StarCom Wireless Networks, Inc.”
Effective September 29, 2003, the Company changed its name to “SkyLynx Communications, Inc.”
(f) Acquisition of Interim Resources Corporation.
Effective December 10, 2003, the Company consummated an Agreement and Plan of Reorganization dated as of September 1, 2003 (the “Agreement”) with Interim Corporate Resources, LLC, a Washington limited liability company (“ICR”). Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 shares of the Company’s common stock. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company.
Kevin Gorman served as Chief Operating Officer of the Company and on September 13, 2004 he was also appointed to the Board of Directors of the Company. Mr. Gorman resigned as COO on November 18, 2004 and as a director on January 28, 2005. Mr. Fatula served as Vice President — Information Technology until June 30, 2005. He currently serves as a consultant to the Company. Mr. Anderson served as Vice President — Engineering until June 30, 2005. The Company has employed Messrs. Gorman, Fatula and Anderson since August 2003. Mr. Anderson resigned effective July 15, 2004.
ICR is a consulting company with established clients in the automatic vehicle location (“AVL”) industry. ICR’s assets consist principally of customer and client relationships that the Company plans to use in deploying and developing its wireless networks.
(g) Acquisition of SkyLynx Communications de Costa Rica S.A.
On November 28, 2003, the Company entered into a definitive Common Stock Purchase Agreement with Gustavo A. Yepes (the “Purchase Agreement”) pursuant to which Mr. Yepes agreed to transfer and convey to the Company shares representing an aggregate of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation.
Subsequent to entering into the Purchase Agreement, DirectCom, S.A. undertook a reorganization under the terms of a Joint Venture Agreement (the “Joint Venture Agreement”) between Mr. Yepes, IdNet, S.A., a Costa Rican corporation, and Inversiones Sinalco, S.A., also a Costa Rican corporation. Under the Joint Venture Agreement, DirectCom, S.A. reorganized and changed its name to SkyLynx Communications de Costa Rica, S.A. (“SkyLynx Costa Rica”) in contemplation of the consummation of the Purchase Agreement pursuant to which the Company would acquire 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica.
Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Mr. Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the

Company issued to Yepes, in escrow, an aggregate of 300,000 shares of the Company’s common stock in consideration of the shares of SkyLynx Costa Rica.
SkyLynx Costa Rica is the legal entity formed to implement the provisions of the Joint Venture Agreement under which the Company acquired 75% of the outstanding shares, IdNet acquired 20% of the outstanding shares and Inversiones Sinalco acquired 5% of the outstanding shares of SkyLynx Costa Rica.
Subsequent to executing the Purchase Agreement, Mr. Yepes was appointed Vice President, Latin American Operations, of the Company and has been serving as President of SkyLynx Costa Rica. He is responsible for implementing the Company’s Costa Rican deployment and network operations.
(h) Consolidation
The consolidated financial statements for the year ended June 30, 2005 and 2004 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. (until its disposition in April 2005) ICR and Rover Telcom Corporation . All significant inter-company balances and transactions have been eliminated in consolidation.
(i) Sale of SkyLynx Costa Rica
SkyLynx Costa Rica secured exclusive rights to tower sites strategically located throughout the country. It subsequently deployed and successfully tested its wireless broadband network in certain regions of Cost Rica. The next phase was to build out the balance of the infrastructure and begin to market its services to hotels, hospitals and other commercial customers. The anticipated cost to complete this phase was significant. In the meantime, SkyLynx had deployed its wireless data network for beta testing in two domestic markets. Based on the initial success of those tests, and considering the investment to build out the balance of the infrastructure in Costa Rica, it was determined that the company’s investment was better used for the deployment of its proprietary wireless data network and the pursuit of other strategic acquisitions. Therefore, on April 19, 2005, the Company entered into an agreement to sell all of its shares of capital stock of its subsidiary, SkyLynx Communications de Costa Rica, S.A. On April 21, 2005 the Company completed the sale of its interest in SkyLynx Communications de Costa Rica, S.A. to OrbiLynx Communications, Inc. Under the terms of the agreement the Company sold all the outstanding shares of SkyLynx Communications de Costa Rica, S.A. that it owned for $300,000. The payment consisted of $61,497 in cash, $188,503 in forgiveness or assumption of Company liabilities and a $50,000 promissory note. The promissory note bears interest at 5% per year and has a two-year term.
During the quarter ending June 30, 2005, the Company recorded a gain on the sale of its interest in SkyLynx Communications de Costa Rica, S.A. of approximately $89,000.
The President of OribLynx Communications, Inc. is Gustavo A. Yepes. From December 2003 through the closing, Mr.Yepes was employed by the Company as the Vice President — Latin American Operations. Of the $188,503 forgiveness or assumption of Company liabilities, $169,017 was owed to Mr. Yepes for unpaid salaries and un-reimbursed cash advances made by Mr. Yepes for operations in Costa Rica. The Company paid the balance to Mr. Yepes. Mr. Yepes resigned from the Company effective with the closing.
(j) Definitive Agreement to acquire StarCom
On April 17, 2003 Basic Technologies, Inc., (subsequently SkyLynx) entered into a Letter of Intent with StarCom Wireless, Inc., (hereafter “StarCom”). The terms of the transaction were:
1.	All outstanding options and warrants issued by StarCom were to be cancelled.

2.	All debt, (secured, unsecured, unpaid salaries, convertible notes, trade accounts payable in excess of $1,500,000 were to be converted to StarCom common stock and included in the StarCom Equity. SkyLynx would assume up to $1,500,000 of such debt.

3.	SkyLynx agreed to issue 50% of the outstanding $.0001 par value Common Stock in exchange for all shares of common stock of StarCom and all such shares were to be restricted shares as described in the Securities Exchange Act of 1934, as amended.

4.	Shares held by AllCom, Inc., (“AllCom”) an affiliate and control person of StarCom, were in dispute and a sufficient number of SkyLynx Common Stock were to be held in escrow pending the dispute resolution as to the true ownership of those shares.

5.	SkyLynx initially advanced $30,000 to StarCom and received a UCC-1 form securing the advance. With interest these advances grew to a total of $112,500.
     The due diligence revealed debts far in excess of $1,500,000 and StarCom was unable to obtain the requisite shareholder approval to complete the transaction. On June 22, 2004 StarCom filed for the protection of Ch. 11 of the U. S. Bankruptcy Act in the U. S. Bankruptcy Court, In and For Puerto Rico.
     On November 23, 2004 SkyLynx, StarCom and AllCom entered into a Letter of Intent whereby SkyLynx agreed to purchase the assets of StarCom under the auspices of a Plan of Reorganization and Disclosure Statement to be filed by StarCom in the Ch. 11 proceeding. SkyLynx was to also acquire assets of AllCom for the issuance of shares of the $.0001 par value Common Stock of SkyLynx along with warrants to purchase added shares of SkyLynx.
     SkyLynx was to issue 1,250,000 shares of the $.0001 par value Common Stock of SkyLynx based on a value of $.50 per share along with a package consisting of an “A” and a “B” warrant for each two (2) shares issued with the warrants to the secured creditors.
     The unsecured creditors were to receive not more than 150,000 shares of the $.0001 par value Common Stock of SkyLynx at a value of $.50 along with a package consisting of an “A” and a “B” warrant for each two (2) shares issued with the warrants.
     Each existing shareholder of StarCom stock was to receive 2,500 shares of the $.0001 par value Common Stock of SkyLynx along with a package consisting of 2,500 “A” warrants and 2,500 “B” warrants.
     After the value of the interests of StarCom and AllCom was determined and the Court confirmed a Plan of Reorganization and after the Effective Date was met, SkyLynx was to issue up to 14,000,000 shares of its $.0001 par value Common Stock with warrants directly to the shareholders of AllCom based on $.50 per share. Those shares were to be registered under the Securities Act of 1933, as amended.
     SkyLynx, StarCom and AllCom agreed that they would jointly petition the Bankruptcy Court for approval of this plan. Counsel for StarCom prepared and submitted the Plan of Reorganization and Disclosure Statement. The Court refused to accept the Plan and Disclosure Statement as being inadequate for the creditors and shareholders to make a rational decision.
     It soon became apparent to the management of SkyLynx that the proposed transaction would require far more assets of SkyLynx to satisfy the shareholders of AllCom, that the values of the StarCom and AllCom assets were far below what had been represented and that a great likelihood of protracted litigation existed. On these bases SkyLynx determined it to be in the best interests of the shareholders and creditors of SkyLynx to withdraw from the transaction.
     The funds advanced by SkyLynx to StarCom under the first letter of intent were not recouped. An additional sum of approximately $30,000 in legal fees was incurred in pursuing this claim.
(k) Definitive Agreement to acquire ADTECH Systems, Inc.
On May 27, 2005, SkyLynx signed a Definitive Agreement to acquire ADTECH Systems, Inc., a Texas corporation with a history of substantial revenues and rapid growth, however, it was experiencing financial distress. The acquisition of ADTECH would have served to accelerate the SkyLynx’ revenue and earnings model, provided it could be restored to its previous level of performance. After a period of due diligence, and an extension to the Definitive Agreement, it expired without execution by mutual consent on August 15, 2005.
BUSINESS OF ISSUER
SkyLynx Wireless Network:
Qualifying the Need for the SkyLynx Wireless Solution
As technology has advanced, capturing data and controlling equipment in remote locations has become both practical and cost effective. The applications that could benefit through the use of this remote data are almost endless. Commercial applications such as vehicle and asset tracking, alarm monitoring, and industrial controls are just a few examples. Tomorrow, there will be even more commercial applications to consider, all requiring data to refine process control, productivity and safety. What may seem like science fiction today, we have seen become commonplace overnight. The technology to gather this data is available and cost effective now; however, the challenge is in the transfer of data from point to point. In most cases it is not feasible to run wires to a remote location, especially if the remote location is a mobile one. The only alternative is to transfer data through some wireless medium. Dedicated radio transmissions work only over a limited distance, unless a repeater is used. This type of system can work in some applications where the remote units are static, but if they travel over any significant distance, it quickly becomes impractical. Satellite systems are very expensive to operate and have limitations in 2-way data communications, which also makes them impractical for most common commercial data applications. Cellular systems provide a “hand off” from one cellular site to another. This has helped to make cellular systems the de facto standard for the transfer of data. There are severe limitations in using cellular voice networks as a backbone for commercial data applications since they were specifically designed for voice traffic. For instance, how often are cellular voice calls dropped? If we miss a word or two, we can always ask the other person to repeat the sentence, or fill in those blanks by making an educated guess. With data, once a connection is lost, the data flow stops. The connection has to be reestablished and, in most cases, the data transmission must begin again. In many remote locations, cellular service does not exist at all; so many applications are confined to metropolitan areas only where the cellular coverage is concentrated. As the traffic increases on a particular cellular site, the radius of its coverage shrinks, this is called “cellular breathing”. When this happens, there are gaps in coverage between the cells. The result is predictable; more dropped calls and lost data. Voice takes substantially more bandwidth than data and in a cellular network, and the voice traffic always has priority. In an emergency or a natural disaster, the systems become so crowded, the entire network collapses, such as it did in NY on 9/11, or in Florida during the hurricanes. This means many critical emergency services using a cellular system for data communications will no longer have access to their data. To increase the revenue base, cellular providers are now transmitting broadband and even streaming video over the same crowded cellular networks, adding to the magnitude of the problem. The cost to transmit data over a cellular network with a constant connection, or polling the remote unit every few seconds, makes many applications cost prohibitive. The need existed for a dedicated wireless data network that can provide ubiquitous (or complete) coverage, that has no voice or consumer traffic, is cost effective to operate and use, reliable with easy interface. Such a network would have the potential for millions of commercial users, thus qualifying the need for the SkyLynx Wireless Data Network.
How the SkyLynx Network Works
(see figure 1.0 for system diagram)
The SkyLynx Wireless Data Network Solution — General:
SkyLynx has developed a proprietary data network designed specifically to transmit the type of data used to monitor the location, status and to control remote equipment. This data network has a number of unique properties that distinguish it from any other wireless network. The data is carried on a low frequency FM network.
This particular frequency range was selected for our application because it has several key properties. First, the relatively low frequency band has greater coverage than the higher frequency bands commonly found in cellular phone applications. Second, the frequency will follow the curvature of the earth. This provides additional range because the radio waves are not traveling straight, eventually out into the atmosphere.

Third, the frequency tends to penetrate obstacles that normally would “block” or “shadow” the signal used in other “line-of-sight” frequency sets. This is important in dense metropolitan areas where building would normally interfere with coverage. The same is true in areas with dense foliage, hills and terrain that “shadow” the signal, preventing reliable data communication. Fourth, these frequencies are not currently used, or in demand. This means that SkyLynx can obtain the use of these frequencies in virtually any market for only a nominal charge. Licenses for other higher frequencies can be very costly and difficult to obtain. Finally, the frequency is less susceptible to interference from other transmissions. This interference is commonly referred to as “noise”. Noise can be a source of data corruption and thus, is a major consideration.
The SkyLynx Radio Modem:
SkyLynx has developed a radio modem, which converts data into “packets” of information then transmits this data over the SkyLynx network. It also receives “packets” of information from the network and converts the data back to its original format. This is important because it allows the customer to interface virtually any type of equipment to the radio modem via a serial connection or an Ethernet port. The SkyLynx radio modem handles all of the data conversion. The radio modem also has the ability to transfer batch “broadband” data files via Wi-Fi connection while in a “hot spot”. This is a valuable feature for mobile applications because it allows units to download logged data automatically when returning at the end of a shift for example. SkyLynx can also update system software and firmware via this Wi-Fi interface. This interface is carried out without the need to connect any cables. The radio modem can detect interference on the current frequency and automatically change to another less affected frequency. An optional Mobile Data Terminal can be added to display messages, status, etc. as a user interface.
Base Station:
The data is transmitted between a remote unit and the “base station”. These base stations consist of a rack of equipment including the radio, a frame relay, power supplies as well as backup power supplies. The base stations are normally collocated at existing tower sites with other similar equipment. The antenna is mounted on the tower. One base station has the equivalent coverage of approximately one hundred cellular towers. The cost of one base station is approximately $15,000, including installation. The cost to deploy the SkyLynx network, therefore, is a fraction of other competitive systems such as cellular. Each base station has the capacity to handle many thousands of users. Additional base station radios and be added in existing racks at the tower site, expanding the capacity exponentially with only incremental cost. A frame relay is connected to the base station radio interfacing it to the SkyLynx Network Operation Center.
Network Operations Center:
Frame relays connected to each of the base stations are terminated at the Network Operations Center. This center acts as a “clearing house” for the data. As the data is passed through the network operations center it is either encoded or decoded. The coding includes encryption algorithms that secure the data from any potential tampering. The data is supplied to the end user either through a dedicated line that can be interfaced directly to a supervisor control program or a computer aided dispatch system, or it can be accessed by the end user through a secure SkyLynx web site. If a customer supplies the specifications for the protocols used by their systems, SkyLynx can develop the drivers to interface its network seamlessly.

Figure 1.0
Flexibility
The SkyLynx Wireless Data Network can interface to any traditional cellular based network for the purpose of delivering data to the customer through a dedicated line or through a web based interface. In essence, in this case, SkyLynx Wireless can act as a “back room” or “call center” for its customer. Applications can range from position reporting over a secure web site to monitoring and support services such as On Star.
The Market
Industry Segments:
The market for the SkyLynx wireless data network can be divided into the following major segments or categories with a brief description of specific applications. Each would enjoy substantial benefits using the network:
–
•	Automatic Vehicle Location (AVL)- This category includes First Response Groups (Police, Fire and Ambulance) as well as commercial users, such as trucking fleets. AVL provides a tracking, monitoring and data-exchange system for their fleet of vehicles. Location and status information can be displayed directly on a map through a Computer Aided Dispatch program at the Customer’s operations center. By knowing precisely where units are and their status, fleets can be managed more efficiently with quicker response.

•	Telematics- Telematics is the use of wireless data transmission to monitor or control remote devices, equipment, or vehicles between the mobile device and a fixed point. A prime example of Telematics is increasing the horsepower of an over-the-road truck as it approaches a mountain range automatically, giving the extra power it needs, then, reducing the horsepower once it has crossed the mountains to save fuel; without the driver even being aware of the change. The trucks location is monitored and controlled from a central, remote location. Maintenance information related to the vehicle operation can also be transmitted and collected. When the driver reaches his next stop, service would already be scheduled and the necessary parts would be dispatched and available rather than experiencing a part failure in an inconvenient location and suffering substantial down time.

•	Telemetry- The transfer of data between two fixed positioned locations. This would typically include applications such as reading residential or commercial utility meters, plus providing load shed control to save energy consumption during peak periods. Other applications can include measuring the inventory of a vending machine to determine when the machine needs to be serviced as well as the mix of products required. By time and date stamping the purchase, patterns can be tracked and the machine stocked with the optimum product mix given the time of the year, temperature, and buying cycle, thus maximizing the return on the vending machine.

•	Supervisory Control & Data Acquisition (SCADA)- SCADA is a part of automated process control system that provides monitoring and the remote control of devices such as opening and closing valves, monitoring levels, flow, temperature, just to site a few examples. Each day on your way to work, you most likely pass several lift stations, used in wastewater collection. You do not see them, because they are underground. Each one of those lift stations normally has three or more pumps. Each pump must be monitored as well as the level of wastewater in the holding tank. If there is a pump malfunction, another pump can be started, then, a maintenance crew can be dispatched. Without the proper monitoring and control, sewage overflows would most likely happen. A reasonable size metropolitan area can have 15,000 lift stations or more. Each industrial plant you also see on your way to work will have hundreds of points they are monitoring and controlling using SCADA. You can get a sense for the potential volume just through your daily travels.

•	Location Based Services- Other applications the network can support include Location Based Services (LBS), which relate information relevant to mobile users such as; roadside assistance to motorists, remote data collection such as weather reports, road conditions, traffic bottlenecks, location of fueling stations, restaurants, movie theatres, ATM or points of interest etc., navigation assistance, and even instructions for troubleshooting or repair.
The Revenue Model:
SkyLynx will receive its revenue through the sale of its radio modem as well as residual income from ongoing network usage. The monthly rate structure is based on usage with three primary revenue groups: high, medium and low usage categories. The high usage group includes the Unlimited National Plan at $75.00 per month (typical applications would be Ambulance Services). The medium usage group includes the Silver Plan at $35.00 per month (typical applications would be fleet monitoring). The low usage group is the LynxLite plan at $15.00 per month or lower (typical examples are Alarm or Exception Monitoring). The Customer will sign a 3 or 4-year contract for services, giving the Company firm future revenue visibility. As an alternative to the capital expenditure for the equipment, SkyLynx can offer a leasing option. In most cases the equipment and ongoing network cost can be easily justified and provide the customer with a handsome, return on their investment.
Each channel, with an average mix of customers, has the capacity to generate up to $800,000 in annual revenue. Adding additional channels can increase revenue. Each additional channel can add another $800,000 in revenue.
The Costs:
Base stations are located at existing tower sites. The SkyLynx antenna is co-located on a tower with other users. These towers can be located in rural areas or even on the top of a building. The cost to install a base station is approximately $15,000. The ongoing cost to operate a base station is under $1,500 per month, which includes tower rental and frame relay cost. The base station radio and its associated equipment are mounted in a rack in the equipment room at the tower site. To add another base station, increasing capacity, requires only the cost of the radio and its associated equipment. It can simply be mounted in the empty space in the rack and in most cases can use the same antenna. The cost to add an additional radio and associated gear is around $5,000. The radio spectrum or frequency is divided into channels, similar to your radio dial. Each base station radio supports one channel. The antenna can support up to 15 channels or base stations. A typical metropolitan area can be served with 100% coverage using three locations or base stations, on an average. A SkyLynx base station can be installed and operational in approximately 90 days. This means an entire metropolitan area can be covered in a very short period of time.
Initial Deployment:
The SkyLynx network was beta tested for over a year with outstanding success. The Company has now begun commercial deployment in four markets: Seattle/Tacoma, WA, Denver/Aurora, CO, Salem, OR, and Orlando, FL. This geographic area covers over 3 1/4 million people. SkyLynx currently has the second largest ambulance service provider under contract in the above markets. By using AVL, the customer can interface each ambulance in the field to their Computer Aided Dispatch systems. This can have a significant impact on their business by allowing them to:
•	Respond to emergency calls much quicker, with less equipment in the field.

•	Avoid costly fines from their municipal customers due to slow call response.

•	Participate in municipal contracts that require AVL and CAD implementation.

•	Have future capabilities to transmit patient data and accident scene photos via a secure network.
Payback: Even with the cost of the equipment and ongoing monthly charges of $75 per unit, they receive a return in a matter of a few months. Many municipalities charge a fine for late response, each minute an ambulance is past a maximum response time it can cost the service as much as $100.00 per minute. By analyzing traffic patterns and more effectively managing their fleet, they can dramatically improve response time. This not only saves them money, but it can save the lives of patients as well. The quickest unit to a scene may not always be the closest due to one-way streets and traffic congestion. By using their resources more effectively, an ambulance service can also cover up to 300% more area with the same equipment. Other First Responders can benefit in the same way. Customers such as this are technology savvy and have researched all other alternatives. Based on exhaustive study, they chose the SkyLynx solution, even though initially SkyLynx was a development stage company, because the solution was far superior to any alternative network. Based on this success, SkyLynx has begun its marketing efforts by targeting AVL and First Responders.
Ambulance Services: There are approximately 40,000-45,000 ambulances operating in the U.S. The largest operator in the country is AMR; the second largest ambulance operator is Rural/Metro Corporation. The Driscoll industry report estimates 15% of ambulances are equipped with AVL systems. While some are stand-alone systems, many are integrated with Computer-Aided Dispatch (CAD) systems. AVL provides major benefits to the industry, including:
•	Improved response time

•	Efficient deployment of response units

•	Fleet management

•	Non-public secure data communications

•	Future enhancements in technology to increase patient care including patient data transfer to hospitals
AVL Market Statistics:
The AVL market has matured and is relatively easy to quantify at this point. This in buy no means the only market that SkyLynx serves.
Based on the 2003 report by C.J. Driscoll & Associates, the Total Available Market for AVL is approximately 22 million units, with less than 5% currently equipped with AVL. The AVL market is highly fragmented with approximately 150-200 AVL suppliers, most only selling the equipment. These equipment suppliers must use conventional terrestrial or satellite networks. We believe that SkyLynx can offer an attractive alternative to these networks by providing unique data communications using VHF frequencies that will cover larger geographic regions without interruption. The Wi-Fi capabilities of the product add additional flexibility other systems cannot offer.
Opportunities for SCADA, Telemetry and Telematics greatly outnumber that of AVL.
The Driscoll study concluded that while awareness of AVL systems remain low in today’s commercial fleet operators, many municipalities as well as the federal government have done extensive studies on the benefits of AVL systems.
Competition:
The closest thing to a universal standard for data is Cellular Digital Packet Data (CDPD), a digital overlay scheme that is imposed on analog AMPS networks maintained by cellular carriers but not PCS operators. CDPD messages, which share voice circuits with voice transmissions and occupy intervals of silence within those transmissions, cannot (by design) encroach upon voice capacity and thus cannot overload a network – but they are strictly limited to a maximum throughput speed of 9.6 kbps. The migration to 3G (CDMA or GSM) is now becoming a reality, CDPD seems certain to play a diminishing role in mobile data

The move towards higher bandwidth capabilities has really been targeted at the cellular industry’s sweet spot – individual customers who require voice and may now want to transmit pictures, video downloads, Web surfing and downloading ring tones. Should they succeed in enticing their installed base to use these services; the amount of bandwidth available for the business user will be negatively impacted. It should also be noted that it is a matter of physics – the higher the bandwidth, the less coverage. Couple this with a weakness called cell breathing (increasing the load on an individual cell site reduces the coverage area) and SkyLynx’s technology presents a strong case to the business market.
The three competing air interfaces for digital cellular and PCS (CDMA (IS-95), TDMA (IS-136) and GSM) support session-based data transmission over voice circuits, which mean that an entire voice channel is occupied through the duration of the data transmission. Such circuit data schemes are inefficient because most data transmissions do not require a continuously open circuit due to their inherent nature; i.e., data is sent in bursts.
There are only a few Wireless Data Network (WDN) providers in relation to the many Value Added Resellers (VARs). The WDN providers fall into three broad categories, terrestrial-based networks, satellite-based networks and multimode.
The Company’s primary competitors will be within the cellular and satellite industries. Whereas both technologies have their respective strengths, they each also possess distinct disadvantages that can be exploited.
Cellular Technology:
The industry movement towards 3G technology (the next generation of cellular technology) in the cellular market provides a greater bandwidth for data transmission. The typical cell tower has a radius range of 3-5 miles (heavier traffic on a cell site tends to cause what is called cell breathing which will reduce the area served by that location). The inherent nature of the technology requires many expensive cell towers to service a small area. Due to their operating frequency and the cost to upgrade their networks, this serves to play to SkyLynx strengths for vehicle tracking and the need for more remote communications. (The cost to deploy and service a cell network directs their service towards a more typical population centric deployment versus geographic centric.) Furthermore the proliferation of 802.11 hotspots (wireless networks designed for localized service such as a building or the immediate vicinity) in the metro areas and at remote locations            such as truck stops will serve to negate or minimize this advantage. Operating at a lower frequency extends the range served by any of the Company’s base station sites up to an 80-mile radius. Vehicle tracking and data transmissions can still be effectuated even though there is a greater distance involved due to the ability of the Company’s radio to use a lower frequency.
Satellite Technology:
Satellites provide for a wide area of communications. Whereas they were initially designed with voice communications in mind, they can support an acceptable data transmission speed. However, due to the nature of sending a signal from outer space to earth, they are very susceptible to impediments such as mountains, buildings and trees. All of which serve to limit their ability to meet a given application. Additionally, these products are high in price due to the major investment required to launch and maintain a satellite.

Comparison:
Below, we summarize some of the comparison between the SkyLynx network and other competitive networks:

	SkyLynx	Cellular	Satellite
Coverage	Broad Geographic Coverage	Population Centric Coverage	Broad Geographic Coverage

Bandwidth	Low bandwidth to achieve distance; high bandwidth at hotspots.	High bandwidth where available.	Good bandwidth with line of sight.

End Users	Regionally base station limitation will range from high hundreds to several thousand radios supported.	Regional cell sites will support thousands of users.	Depending on carrier and satellite, possible to support thousands of users.

Capacity	Increasing base station capacity is as simple as adding a radio.	Additional towers required for incremental increase in capacity.	Additional satellites required.

Target Markets	Target markets are commercial therefore network is engineered to support actual number of users.	Main market is general population. Network is engineered to support average number of users at peak time.	Target markets are commercial and are engineered to support average number of users at peak time.

Network	Dedicated network is designed to support more than actual users in the area.	Network is susceptible to traffic jam when over loaded such as during times of natural disaster or other large emergencies. Proliferation of web surfing	Transmissions are susceptible to atmospheric interference.
Pro’s and Con’s	Very terrain friendly, able to penetrate where other frequencies cannot.	and sending of pictures will use significant bandwidth that business markets may be relying on.	Requires line of sight (clear view) to transmit and receive.
Wireless Communications Networks:
Below is a chart summarizing wireless communication networks used for AVL:

Network	Estimated AVL Units	Suppliers (examples)
Circuit–Switched Cellular	150,000	Terion
		PeopleNet
		AirIQ
Cellular Digital Packet Data (CDPD)	130,000	@Road
		Teletrac
		AirLink Communications
Digital Cellular	12,000	Minorplanet (GSM)
		Data Burst Technologies
		QUALCOMM OmniExpress

Network	Estimated AVL Units	Suppliers (examples)
iDEN	30,000	@Road
		ISR
Aeris Microburst	53,000	Aircept
		AirIQ
Cellemetry	20,000	Aether Systems
		Intertrak Tracking Services
		AVL Information Systems
Private Two-Way Radio Channels	100,000	Mentor Engineering
		Mobile Knowledge
		Motorola
		Orbital Sciences
Cingular Wireless (Mobitex)	35,000	Wireless Matrix
		Discrete Wireless
		Digital Dispatch Systems
ReFlex Paging Networks	10,000 – 15,000	Satellite Security Systems
Motient (ARDIS)	30,000	Aether Systems MobileMAX
Teletrac Proprietary Network	40,000	Teletrac
OmniTRACS	260,000 - 300,000	QUALCOMM
Mobile Satellite Ventures (MSAT)	60,000	Aether Systems MobileMAX
		Vistar Datacom WirelessMatrix
ORBCOMM	10,000	XATA Road Manager Caterpillar
Source: C.J. Driscoll & Associates

Lastly, we summarize the major network operators and its offerings:

Separate Equipment
Company	Terrestrial Based	Satellite Based	Monthly Fee	Costs
AirIQ	✓		✓
@Road	✓		✓	✓
AirLink	✓		✓	✓
CES Wireless	✓		✓	✓
CompassCom	✓		✓	✓
HGI Wireless	✓		✓	✓
Teletrac	✓		✓	✓
StarCom Wireless	✓		✓	✓
Nexterna	✓		✓	✓
Qualcomm		✓	✓	✓
ARINC		✓	✓	✓
Echoburst		✓	✓	✓
Globalstar		✓	✓	✓
Motient		✓	✓	✓
Aether	✓	✓	✓	✓
The Objective:
The business model is to provide customers with ubiquitous network coverage over a national footprint by, over time, deploying approximately 3,000 base stations across the country. This is feasible because:
•	The SkyLynx base station can be co-located on existing tower sites.

•	The SkyLynx base station has a range of approximately 80 miles vs. cellular at 5 to 8 miles.

•	To cover the same area as one SkyLynx base station, you would need about 100 cellular sites.

•	The SkyLynx base station costs approximately $15,000, a fraction of a cellular site.
This deployment would provide seamless coverage even while traveling in remote locations. Industrial applications are often found in remote regions, including mining and oil production. The SkyLynx network can offer the only viable solution to their data communications requirements.
Sales Strategy
The SkyLynx radio modems should be treated as a long-term product or capital investment. As such, multi-year contracts for network service are reasonable. We consider our approach to be one of a “Complex Sale”, strategic and technical in nature. Because of the special market characteristics (business justification in nature), our sales strategy will include collateral material such as Compact Discs and Video Tapes showing the technical attributes and advantages of the product. Training CDs will also be produced for the sales personnel to accomplish initial training and refreshers on technical attributes and sales techniques. Lead generation will be accomplished through the use of databases, corporate directories, telemarketing and direct mailing programs. Contact Management programs will be employed to ensure lead follow through from initial identification to closing the order.

7 Phase Plan
The overall sales cycle can be broken down as follows:

Phase 1 –	Opportunity Creation
Phase 2 –	Development of Account Sales Strategy
Phase 3 –	Follow Up, Chart Progress, Applications Support, Quote (or Bid)
Phase 4 –	Price Negotiation, Closing, Submittals (if required)
Phase 5 –	Order Entry, Customer Service, Follow Up, Communication
Phase 6 –	Installation, Start Up, and Field Service
Phase 7 –	Ongoing Product Support, Service Contract, Identify Additional Sales Opportunities (Customer Retention)
This program has been proven and is designed to dominate a market, beginning with a Customer (in this case our initial Ambulance Service Customer), moving to specific like-applications (Ambulance Services and other First Responders), then on to the broader industry segment within the market (Fleet operators, etc.). It is designed to be extremely aggressive to the competition while maintaining reasonable margins, even in the case where heavy discounts could be used by the competition. It requires a combination of resources, including experienced captive personnel specializing in sales management, applications, product and field service, customer service as well as outside resources such as Independent Representatives and other specific industry resources.
Distribution Channels
The SkyLynx marketing strategy incorporates plans to sell through several channels. A combination of direct sales to target accounts mixed with sales through Independent Manufacturer’s Representatives and Service Providers will provide the base of coverage necessary to carry out the business plan, and to meet or exceed sales expectations. By partnering with companies that have an existing customer base and market exposure, market penetration can be expedited. There is ample margin in the network service to provide the seller (or dealer) with a residual revenue stream. Equipment sales, for them, represents a one time purchase, or at best case, end of life replacement equipment. Ongoing residual income will provide a significant incentive to focus their selling resources on a SkyLynx solution to their customer’s data communications needs.
Homeland Security:
The SkyLynx data network is particularly well suited for applications supporting Homeland Security. With the ability to provide ubiquitous, or complete, coverage, hazardous materials can be monitored without interruption from source to destination. Also, perimeter security in sensitive installations can be monitored. The SkyLynx Network provides access to all branches of service and first responders in the event of an emergency via secure interface to the Internet. Interdepartmental communications has proven to be problematic in emergency events. These are just some examples of the market opportunity Homeland Security represents. SkyLynx Wireless will partner with companies providing technical security systems, taking full advantage of their customer base to gain entry to the market. These strategic partners will be providing site security to chemical and petroleum processing facilities. SkyLynx Wireless can provide the tracking of shipment of hazardous material to and from the plants, closing the loop on a complete security plan.
AVL Market Statistics and Competition provided by C. J. Driscoll & Associates

C.J. Driscoll & Associates
Since 1993, C.J. Driscoll & Associates has provided marketing consulting and research services in fleet vehicle location, commercial and consumer telematics and location-based products and services. Clients include major cellular carriers, fleet vehicle location system providers, automotive manufacturers, service providers and technology companies.
C.J. Driscoll & Associates is experienced in a wide range of marketing research methodologies, including focus groups, telephone surveys, Internet surveys and personal interviews. Also, in 2004 C.J. Driscoll & Associates coordinated fleet and consumer trials of location-based services for a major cellular carrier. Participants included 15 fleet operators and over 200 consumers.
C.J. Driscoll & Associates also conducts self-funded and multi-client studies. In October 2004, C.J. Driscoll & Associates released the Trailer Monitoring Systems and Services Study, which assessed U.S. trucking fleet operator interest and willingness to pay for trailer monitoring systems and services. Leading suppliers of trailer monitoring systems, including QUALCOMM, GE TIP, Terion, SkyBitz, Transcore and others, sponsored this study.
In September 2003, C.J. Driscoll & Associates released the Commercial Telematics Systems and Services Study, a multi-client study sponsored by nine leading companies, including Nextel, AT&T wireless, Sprint PCS, QUALCOMM, GE Fleet Services and others. This study, based on a nationwide telephone of 400 fleet operators, assessed interest of U.S. fleet operators in vehicle location and a wide range of other telematic services.
In February 2003, C.J. Driscoll & Associates released the U.S. Fleet AVL Market Study, which provides in-depth analysis of the fleet vehicle location market and suppliers. This study is the fleet vehicle location industry’s most widely used market study. Market growth statistics from this study have been published in the Wall Street Journal and other leading publications. The 2005 edition of the U.S. Fleet AVL Market Study is scheduled to be released in July 2005.
C.J. Driscoll & Associates has been closely affiliated with Driscoll-Wolfe Marketing & Research Consulting, which has conducted extensive research on consumer interest in telematics and location-based products and services. Since 1995, Driscoll-Wolfe has conducted seven multi-client marketing research studies, including the 2003-04 Location-Based Services, Telematics and Navigation Systems Study, which assessed U.S. consumer interest and willingness to pay for LBS, telematics and autonomous vehicle navigation systems. Charter subscribers have included leading U.S. cellular carriers, automotive manufacturers, automotive electronics suppliers, and technology companies.
Clement Driscoll is principal of C.J. Driscoll & Associates. He has over twenty years of experience in senior marketing positions in the fields of wireless location, navigation, and mobile communications. Mr. Driscoll directed the marketing of Teletrac’s fleet vehicle location service and Magnavox’s GPS navigation and satellite communication products. In 1994, he authored the Survey of Location Systems to Support Wireless 911, which served as a basis for the FCC’s wireless E911 rulemaking requiring accurate location of wireless 911 callers. Mr. Driscoll has also served as industry consultant on telematics to the Automobile Association of America. Clem Driscoll is a graduate of the University of Notre Dame and has an MBA from St. John’s University. He is a member of the Editorial Advisory Board of GPS World magazine and serves on Advisory Boards of several leading industry suppliers. He has written numerous articles on telematics and LBS for leading industry publications including GPS World, RCR, Telematics Update, Automotive Fleet and Mission Critical Magazine. He is a noted authority on location-based applications and has been quoted in The Wall Street Journal, Business Week, the L.A. Times and other leading publications.

Rover Telcom dba NetAsset:
Qualifying the Need for NetAsset Services:
As use of the Internet increases, commercial users must compete for bandwidth with residential users. Residential use has multiplied as entertainment activities have become more popular such as streaming video, radio and television. Many Internet Service Providers concentrate on the number of subscribers rather than the quality of service. Commercial users, therefore, do not always have priority. NetAsset has positioned itself in the market as a Business-to-Business Internet Service Provider. NetAsset has no residential customers so it can concentrate on the specific demands of their commercial customer base.
The NetAsset Operations:
The NetAsset facility is located in Fresno, CA. The operations center includes the business office as well as the equipment racks necessary to house the termination of connections. NetAsset negotiates for bulk services from providers such as SBC and Qwest. From these bulk services, NetAsset provides users with T-1 or fractional T-1 service. The network operations are monitored and maintained continuously to provide the most reliable level of services.
NetAsset Services:
NetAsset provides the following services to its commercial customer base:
Development:
NetAsset provides a number of developments services including Intranet Design, Database Design, Web Design, and E-Commerce Design. These are all services geared to the commercial customer.
•	Intranet ties the customer’s internal resources together, providing seamless communications and files sharing.

•	Most every commercial customer manages their business using databases that contain critical information. Access to this information is essential in timely management of the business and in fully exploiting market opportunities. NetAsset can design databases that can be accessed via the Internet, allowing the sharing of critical information between employees, customers and prospective customers. Examples include the access to online pricing, order status, contact management, etc.

•	Today, any organization involved in commercial activity is expected to have a web presence. NetAsset can help companies by updating their current web site, or creating a new web site. Each Web Site design must reflect the needs of the customer. Ease in navigation, content and aesthetics are all critical elements. The design of the site can also determine how long a site will take to load on the viewer’s computer. NetAsset has an excellent track record in providing Web presence that will meet or exceed the needs of its customers.

•	E-Commerce is a relatively recent development in Internet function and has grown exponentially, literally opening a new chapter in commerce. Now a business can allow its customers to browse through their products or services, even purchase them and checkout without the need for salespeople, and a facility. To develop a successful E-Commerce presence requires experience and attention to detail, all NetAsset strengths.

Co-Location:
Co-location is ideal for businesses who are seeking a presence on the Internet but do not wish to pay the expenses of setting up a Network Operations Center (N.O.C.). Co-location accounts include enough physical space to locate 5 2U machines in our smallest rack space or up to 14 2U machines in a full cabinet. Co-location is ideal for high-traffic web sites, on-line databases and points of presence (POP) sites.
•	Maintenance access from 9am until 4pm Monday through Friday

•	24x7 emergency access

•	Complete Power Conditioning and UPS Backup

•	Connectivity into Net Asset’s Backbone structure via 10/100MB Ethernet Connection

•	Secured site with FM2 Fire suppression system
Hosting:
The NetAsset standard hosting account is ideal for most businesses. It includes domain name hosting so that the business site URL is www.yourbusiness.com. This account also includes 5 email accounts with email aliasing. Company e-mails are directed through you’re the customer’s domain (example: info@yourbusiness.com). Up to 400MB of hard drive space is available for each domain to store your web site and e-mail on Net Asset’s dedicated commerce servers.
•	Hard drive space available from 50 to 400 megabytes in 50MB increments for your web site

•	URL is www.yourbusiness.com (Domain Registration not included)

•	Microsoft FrontPage 2002 Extensions supported

•	CGI-BIN/CGI support for web site

•	Perl 5+ support for web site

•	MySQL support for web site

•	Webalizer Log Analyzer for web site traffic monitoring service
Access:
NetAsset specializes in connecting Local Area Networks (LAN) to the Internet, particularly in always on connections so that the Internet becomes a true extension of the desktop. That familiar long wait for a modem to connect and handshake is eliminated. The Internet connection now waits in the background and allows the Customer’s computer to automatically check mail while they are busy on other applications. Browsing and file downloading become much faster as well.
NetAsset uses multiple telephone companies to maximize performance at minimal costs. In many cases NetAsset can connect all of its Customer’s employees and still reduce their overall costs even if they have only 2 or 3 modem connections. Many business owners fail to realize that the per minute charges of standard business telephone lines combined with the slow download speeds of modems can result in very expensive telephone bills. The majority of Net Asset’s connections are dedicated circuits that allow unlimited access with NO additional telephone charges and NO hidden charges, so they get one flat rate bill.
Nearly all NetAsset customers operate business LAN’s, and many have similar needs. Issues such as firewall security, virtual private networks and email servers are common to most of our customers. Whether they operate Windows NT, peer-to-peer or other networks, the NetAsset trained staff can answer questions and offer custom solutions to maximize the effectiveness of their Internet usage.
Email is still the most popular Internet application in the business world. NetAsset can host mail on its mail servers or route mail to the Customer’s existing server.
Product Strategy:
NetAsset provides the following packages of service to its commercial customer base:
NetAsset Digital Network (NADN)
NetAsset offers its Digital Network as the practical solution for most Fresno businesses that may otherwise pay costly access charges for digital access. NADN is the perfect package for the small business office. NetAsset answered the requests of many local businesses to create a flat rate ISDN package that supplies local business with the solutions for their Internet requirements. We combine a network access connection, web site hosting, email service, and even the local telephone company connection in one service bundle. NetAsset supplies the access, routing and coordinates with multiple local telephone companies to deliver a dedicated digital connection to the Customer’s LAN. NetAsset optimize ISDN technology to deliver a data only circuit that is dedicated to serving only Internet needs. NetAsset then provides mail solutions at no additional charge. It can host mail for a limited number of users on its own servers or allow nearly unlimited throughput to its Customer’s mail server. NetAsset includes web site hosting for most basic web sites; however, some very large or special application web sites may incur additional charges.
DSL
The “Broadband Revolution” is changing the way people use the Internet. Unfortunately, broadband Internet access has not traditionally been available to small and midsize towns and cities. Residences and businesses located in small and midsize cities were left to languish with slow, ineffective dial-up Internet access. NetAsset is bridging this digital divide, making high-speed DSL Internet access available to California. NetAsset understands that the Internet is an integral tool for success, and businesses without high-speed access are at a distinct disadvantage in today’s competitive marketplace. NetAsset is now offering DSL service powered by SBC. With NetAsset DSL, the Internet will become a more powerful tool for business. DSL Transport Services are provided by SBC Advanced Solutions, Inc.
T1: For Mission-Critical Access
T1 High speed lines offer reliable, high-capacity Internet connections for businesses and high traffic web sites. If a business can’t afford to have its Internet connections go down, T1 service is the best option. With bandwidth from 256kbps to 1.5mbps, NetAsset T1 High speed lines can put an entire company online, with web browsing and email for all of its users. A business can use it to host a busy company website on its own in-house server as well. Net Asset’s T1 service comes with 256kbps or 512kbps fractional, and full 1.5mbps plans, offering lower cost options that still give plenty of bandwidth as well as the full T1 service. NetAsset T1 service is flat rate, meaning the Customer never has to pay extra charges. All charges from NetAsset and the Telco vendor are defined up front. Included with the T-1 package are the following features:

•	Guaranteed Full 1.544Mb connection up and downstream

•	24/7 monitoring and support by Net Asset’s professional tech staff

•	No usage charges
DS-3 Service
DS3 offers all the security and reliability of DS1, but with even greater speeds (44.736Mbps). This option is especially attractive to those customers looking to implement higher bandwidth applications, such as medical imaging, CAD/CAM and multimedia. Specific features of this service are:
•	High-speed bandwidth

•	High traffic volume

•	Fast response

•	Direct connections

•	Digital accuracy

•	Provides point-to-point full duplex transmission of serial data at 44.736Mbps

•	Provisioned with fiber optics

•	Available in multiples of 3 or 12 circuits

•	Non-multiplexed DS3 allows full use of the 44.736Mbps transmission facility

•	Multiple DS3 separates the circuit into 28 DS1 circuits, each with a speed of 1.544Mbps

•	Fixed monthly charges based on circuit mileage and termination with or without equipment

•	Optional features include Alternate Serving Wire Center and Customer Network Reconfiguration

•	99.95% error-free seconds

•	99.97% availability
Strategic Partnerships:
NetAsset functions as a strategic partner to other SkyLynx Communications, Inc. subsidiaries, providing complimentary services.
For SkyLynx Wireless, NetAsset functions as its Network Operations Center. Frame relays from base stations are terminated at the NetAsset facility. The NetAsset operation provides Internet connectivity to interface the data highway to the end Customer. NetAsset monitors the network and interfaces with various service providers to ensure quality and reliability of service.
Selling Strategy:
NetAsset sells its services to commercial customers through a number of channels. Primarily, NetAsset has grown its business based on its reputation for quality service, through word of mouth. Many of Net Asset’s long-time Customers are very loyal and have highly recommended NetAsset to other local businesses. Specific target Customers are called on in the immediate area. Medical facilities are a specific target in that NetAsset has a very successful track record in providing services to this industry segment. Mailings and local advertisements as well as telemarketing also provide additional opportunity creation. NetAsset anticipates doubling its sales over the next 12 months.

Employees and Consultants
We currently have three executive officers and key employees: Gary L. Brown, President, CEO and acting Chief Financial Officer, Steven D. Smith, Chief Operating Officer,, and Kenneth L. Marshall, General Counsel.
ITEM 2. DESCRIPTION OF PROPERTY
During the fiscal year ended June 30, 2005, we leased offices at 500 John Ringling Boulevard, Sarasota, Florida 34236. Our telephone number at that address is (941) 388-2882; facsimile (941) 388-2866.
The offices of our wholly owned subsidiary, Rover Telcom Corporation, are located at 1315 Van Ness Avenue, Suite 103, Fresno, California 93721-1729. Our telephone number at that address is (559) 650-8100.
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
Optigate v. Rover Telcom, Inc., (hereafter called “Rover”). OptiGate filed suit against Rover, a wholly owned subsidiary of the Company. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000 as this is the amount of legal fees we expect to incur in defending this matter. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.
ANGELO V. SKYLYNX COMMUNICATIONS, INC., INVOLVES A DISSIDENT SHAREHOLDER/LENDER TO FOUNDERS INDUSTRIES, INC., FROM WHOM THE COMPANY ACQUIRED CONTROL OF BASIC TECHNOLOGIES, INC., (HEREAFTER CALLED “BTEC”) AFTER ALL ASSETS AND LIABILITIES HAD BEEN TRANSFERRED FROM BTEC TO FOUNDERS INDUSTRIES, INC. THE PLAINTIFF ALLEGEDLY LOANED MONEY TO BTEC LONG PRIOR TO THE TRANSACTION BY WHICH CONTROL WAS TRANSFERRED TO NEW MANAGEMENT. THE PLAINTIFF ACCEPTED SHARES OF BTEC (NOW FOUNDERS) ALONG THE WAY. THE LIABILITY WAS TAKEN OVER BY FOUNDERS AND BTEC RECEIVED A HOLD HARMLESS FROM FOUNDERS. FOUNDERS DID NOT PAY BACK THE DEBT AND SUIT ENSUED. FOUNDERS AND BRIAN WALKER, ITS PRESIDENT, HAVE AGREED TO HOLD US HARMLESS FROM THIS DEBT. THE EXPOSURE OF THE COMPANY IS BELIEVED TO BE NEGLIGIBLE. THIS CASE WAS DISMISSED AS TO THE COMPANY ON JULY 15, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
During the year ended June 30, 2005, our common stock has traded on the OTC Electronic Bulletin Board under the ticker symbol “SKYC”.
The following table sets forth the high and low prices for our common stock for each quarter during fiscal years 2005 and 2004. The prices listed below give retroactive effect to a 1-for-7 reverse split that was affected on May 7, 2003. The prices presented below are bid and ask prices, which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
March 31, 2003	$.28	$1.19
June 30, 2003	$.28	$3.00
September 30, 2003	$.45	$.77
December 31, 2003	$.59	$.70
March 31, 2004	$.51	$.96
June 30, 2004	$.15	$.56
September 30, 2004	$.05	$.33
December 31, 2004	$.05	$.33
March 31, 2005	$.07	$.23
June 30, 2005	$.06	$.175
September 30, 2005	$.06	$.125
On November 29, 2005, the bid and ask prices of our common stock as quoted on the Bulletin Board were $.04 and $.06, respectively.

Factors we discuss in this form may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.
In addition, our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.
These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.
Holders
As of November 28, 2005, the Company had approximately 239 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.
Dividends
We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.
Recent Sales of Unregistered Securities
1. In December 2002, the Company issued an aggregate of 535,715 shares of common stock in connection with its acquisition of Rover Telcom Corporation. The shares were issued to a total of four persons, all of whom qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
2. In December 2002, the Company issued an aggregate of 42,857 shares of common stock to two persons in consideration of services. Both persons qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
3. In August 2002, the Company issued an aggregate of 235,715 shares of common stock to three executive officers of the Company in consideration of services. The three persons receiving the securities qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
4. In May 2003, the Company issued an aggregate of 3,228,806 shares of common stock to six officers and directors of the Company in consideration of services. The six persons qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
5. In January 2003, the Company issued an aggregate of 1,307,143 shares of common stock to two executive officers of the Company in consideration of services. Both persons qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
6. Between July 2003 and October 2003, the Company completed a private placement consisting of an aggregate of 211,333 warrants, each warrant exercisable to purchase one share of the Company’s common stock at an exercise price of $.60 per warrant. The investors immediately exercised all warrants sold. The warrants and underlying common stock were sold to nine persons, each of whom qualified as an “accredited investor” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D there under.
7. In August 2003, the Company issued an aggregate of 625,000 shares to two consultants and two directors of the Company for consulting services. Each of the persons qualified as an “accredited investor” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
8. From November 2003 to November 2004, the Company completed a private placement consisting of eight percent (8%) convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company’s common stock at a price equal to the market price on the date of sale less a discount of thirty percent (30%). Each warrant was exercisable for two years to purchase one additional share of common stock at an exercise price of $3.00 per share. All promissory notes sold in the private offering were immediately converted into shares of the Company’s common stock. As a result of the offering, the Company sold an aggregate of 978,063 units for $873,645 and 436,823 warrants are outstanding. The securities were issued to an aggregate of 39 investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D there under.
9. In December 2003, the Company issued an aggregate 700,000 shares of common stock in connection with its acquisition of Interim Corporate Resources, LLC, a Washington limited liability company. The shares were issued to three individuals, each of whom was an executive officer of the Company and an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
10. In February 2004, the Company issued an aggregate of 685,714 shares of common stock to five consultants for services. Each of the consultants qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
11. In March 2004, the Company issued an aggregate of 60,000 shares of common stock to two consultants for services. Each of the consultants qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
12. Between April and June 2004, the Company issued an aggregate of 650,000 shares of common stock to four consultants for services. Each of the consultants qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
13. In May 2004, the Company issued 300,000 shares in connection with its acquisition of SkyLynx de Costa Rica, S.A. The shares were issued to one individual who at the time was an executive officer of the Company and qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
14. Between July 2004 and May 2005, the Company issued 2,091,588 shares of common stock for cash consideration. The securities were issued to an aggregate of 14 investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D there under.
15. Between August 2004 and May 2005, the Company issued an aggregate of 769,000 shares of common stock to four employees for services. Each of the employees qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
16. In September 2004, the Company issued an aggregate of 500,000 shares of common stock to two members of the Board of Directors for services. The directors qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
17. Between July 2004 and June 2005, the Company issued an aggregate of 2,000,000 shares of common stock to nine consultants for services. Each of the consultants qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
18. In October 2004, the Company issued an aggregate of 200,000 shares of common stock in connection with its acquisition of Interim Corporate Resources, LLC, a Washington limited liability company. The shares were issued to “accredited investors” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
19. In February 2005, the Company issued an aggregate of 300,000 shares of common stock to four directors for their agreement to serve as loan guarantors. Each of the directors qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

20. In February 2005, the Company issued an aggregate of 93,986 shares of common stock to a vendor in exchange for product and services. The vendor qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
21. In May 2005, the Company issued an aggregate of 9,393,423 shares of common stock to three executive officers of the Company in conversion of debentures. These executive officers qualified as “accredited investors” within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.
The following table sets forth information as of June 30, 2004 with respect to compensation plans including individual compensation arrangements) under which equity securities have been issued or authorized for issuance.
EQUITY COMPENSATION PLAN INFORMATION

Number of
	securities to be	Weighted
	issued upon	average
	exercise of	exercise price	Number of securities
	outstanding	of outstanding	remaining available for future
	options,	options,	issuances under equity
	warrants and	warrants and	compensation plans
	rights	rights	(excluding securities reflected
	(a)	(b)	in column (a)) (c)
Equity compensation plans approved by security holders	1,240,457(1)	N/A	2,500,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

(1)	Consists of stock awards under Incentive Plan
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
OVERVIEW
The financial statements for the year ended June 30, 2005 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. (up until it’s disposition in April 2005) and Rover Telcom Corporation. The financial statements for the fiscal year ended June 30, 2004 consolidate the activities of the Company and its subsidiaries, SkyLynx Communications de Costa Rica S.A. and Rover TelCom Corporation.
RESULTS OF OPERATIONS — FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004
We reported a net loss of ($2,561,085) or ($.14) per share, for the year ended June 30, 2005. Our fiscal 2004 net loss included $710,131 in research and development costs related to Automatic Vehicle Location (AVL) line of business. The net loss includes a charge for impairment of goodwill of $369,039 and $332,450 in stock based compensation. We occasionally compensate our officers, directors, consultants and attorneys for their services with common stock grants in order to save our cash. Our accounting policy is to record the stock-based compensation at the fair value of the stock issued based on quoted market prices at the time the services were performed. As a result, we take a non-cash charge to our earnings each time we issue stock in lieu of cash payments.
In fiscal 2005, our operating unit was our subsidiary Rover Telcom, acquired on July 1, 2002. Rover Telcom is a local business-to-business Internet service provider. Internet service revenue was $471,477 and $339,272 for fiscal years ended June 30, 2005 and 2004, respectively. The increase in revenues of $132,205 or 39% is mainly due to increased sales and marketing activities.
Costs of services, consisting of Internet connectivity charges, totaled $227,432 and $194,199 for the years ended June 30, 2005 and 2004, respectively. The increase of $33,233 or 17% is mainly due to the increase in Internet service revenue.
The gross profit for 2005 was $244,045 as compared to $145,073 for 2004. The increase in gross profit of $98,972 or 68% is due to the increase in Internet service revenue without a comparable increase in cost of services.
Operating expenses decreased by $963,551 from $3,712,816 in 2004 to $2,749,265 in 2005. This decrease was mainly due to a decrease in stock compensation expense of $1,499,645, a decrease in research and development costs of $120,095 and a decrease in termination of merge costs of $49,077. These decreases were partially offset by an overall increase in general and administrative charges of $317,622 and a charge for impairment of goodwill of $369,039. These changes were mainly due to the transition of the Company from a Research and Development as it commercializes its technology.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In fiscal 2005, our ability to generate adequate amounts of cash to meet our needs came from loans from principal shareholders and common stock sales. Principal shareholder advanced us approximately $11,800 and we raised approximately $165,000 through our stock sales. In fiscal 2004, our ability to generate adequate amounts of cash to meet our needs came from loans from principal shareholders and common stock sales. Principal shareholders advanced us approximately $102,000 and we raised approximately $995,000 through our stock sales. Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our Internet service provider operations broke even in fiscal 2005 and 2004 and are not expected to provide operating cash in the foreseeable future.
Financial condition
Current assets
Current assets increased from $56,652 at June 30, 2004 to $83,467 at June 30, 2005.
Property and equipment
Property and equipment decreased from $208,805 at June 30, 2004 to $174,500 at June 30, 2005. Provisions for depreciation in fiscal 2004 and 2005 were $43,703 and $81,779, respectively. Net property additions were $177,647 in fiscal 2004 and $28,434 in fiscal 2005.
Goodwill
Goodwill consisted of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($69,300) and the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 142, goodwill is not amortized but is tested for impairment once a year. During the year ended June 30, 2005, the Company sold SkyLynx Communications de Costa Rica and recorded an impairment of goodwill of $69,300. The Company also tested the impairment of the goodwill related to the acquisitions of Interim Corporate Resources, LLC and Net Asset and determined that $369,039 should be recorded as a loss due to the impairment of goodwill.
Accounts payable, accrued salaries and other accrued liabilities
These amounts represent vendor and employee obligations.
Deferred revenue
Deferred revenue decreased from $62,962 at June 30, 2004 to $36,909 at June 30, 2005. Deferred revenue represents Internet service revenue collected in advance and funds received in advance for AVL operations. Substantially all of this revenue will be recognized in fiscal 2005.
Loan payable to related party
Related party loans decreased from $247,800 at June 30, 2004 to $11,800 at June 30, 2005 and represents net cash advances received from related parties. In fiscal 2004, related parties advanced approximately $102,120 to us for operations. In fiscal 2005, related parties advanced the Company approximately $65,362 and the Company repaid $44,000, the Company also converted $242,251 of these notes into convertible debentures.
Our strategy in the near future is to focus on developing our Wireless Technology business.
We have incurred losses since inception and have an accumulated deficit. Without additional infusions of capital, there is substantial doubt about our ability to continue as a going concern. In the past, the primary source of working capital has been loans from our principal shareholder, Gary Brown and from, the sale of common stock through private placements. We have no commitment from Mr. Brown to provide future working capital or that the Company will be successful in selling additional shares of its stock.
For the fiscal year ended June 30, 2005, we had a net loss of $2,561,085 and operating activities was a net user of cash in the amount of $791,259. Financing activities was a net provider of cash in the amount of $762,667. The largest source of financing activities that provided cash in fiscal 2005 was the proceeds from notes payable. For the fiscal year ended June 30, 2004, we had a net loss of $3,575,466 and operating activities was a net user of cash in the amount of $963,605. Financing activities was a net provider of cash in the amount of $1,097,565. The largest source of financing activities that provided cash in fiscal 2004 were advances from related parties.
As of June 30, 2005, we had no contractual capital commitments outstanding.
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
Revenue Recognition - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions and SEC Staff Accounting Bulletin 101, Interpretive Guidance on Revenue Recognition. Royalties based upon licensees’ revenues or usage are recognized as licensees’ revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.
In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.
In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.
In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did have a significant impact on the Company’s results of operations or financial position.
In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company’ results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS
SKYLYNX COMMUNICATIONS, INC.
Consolidated Financial Statements
As of June 30, 2005 and for the
Years Ended June 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm
To the Audit Committee of
SkyLynx Communications, Inc.:
We have audited the accompanying consolidated balance sheet of SkyLynx Communications, Inc., a Delaware Corporation, and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyLynx Communications, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit and net capital deficit at June 30, 2005, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck, LLP

Cordovano and Honeck, LLP
Denver, Colorado
November 22, 2005

SKYLYNX COMMUNICATIONS, INC.
Consolidated Balance Sheet
June 30, 2005

Assets
Current assets:
Cash	$26,063
Accounts receivable, net of allowance of $8,083	30,681
Other current assets	1,131
Prepaid expenses	25,592

Total current assets	83,467
Property and equipment, net of accumulated depreciation of $147,089 (Note 3)	27,411
Note receivable	50,000
Prepaid loan costs	34,425
Deferred loan costs	8,005
Other assets	8,704

$212,012

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$680,977
Accrued salaries	418,746
Other accrued liabilities	65,781
Deferred revenues	36,909
Notes payable (Note 7)	507,697
Loan payable to related parties (Note 2)	11,800

Total current liabilities	1,721,910

Convertible debentures (Notes 2 and 5)	252,558
Commitments (Note 6)	—

Shareholders’ deficit (Note 4):
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized, 30,019,442 shares issued and outstanding	3,001
Additional paid-in capital	6,067,871
Retained deficit	(7,833,328)

Total shareholders’ deficit	(1,762,456)

$212,012

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statements of Operations

	Years Ended
	June 30,
	2005	2004
Internet service revenue	$471,477	$339,272

Costs of direct Internet service	227,432	194,199

Gross profit	244,045	145,073

Operating expenses:
Selling, general and administrative	1,335,245	1,017,623
Contributed rent (Note 2)	—	450
Bad debt (recovery) expense	2,400	(16,665)
Research & development (Note 1)	710,131	830,226
Costs of terminated merger (Note 6)		49,077
Impairment of goodwill (Note 1)	369,039	—
Stock-based compensation (Notes 2 and 4):
Salaries	111,900	541,123
Board services	21,250	403,050
Legal	—	213,250
Consulting	199,300	674,672

Total operating expenses	2,749,265	3,712,816

Loss from operations	(2,505,220)	(3,567,743)

Other (expense) income:
Other income	417	—
Gain on sale of assets (Note 1)	89,044	—
Interest expense	(145,326)	(7,723)

Total other (expense) income	(55,865)	(7,723)

Loss before income taxes	(2,561,085)	(3,575,466)

Income tax provision (Note 5)	—	—

Net loss	$(2,561,085)	$(3,575,466)

Basic and diluted loss per share	$(0.14)	$(0.39)

Weighted average common shares outstanding	18,824,286	9,111,193

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statement of Changes in Shareholders’ Deficit

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, July 1, 2003	7,274,716	727	1,553,367	(1,696,777)	(142,683)

Stock-based compensation	3,676,916	368	1,831,727	—	1,832,095
Common stock issued for acquisition of Interim Corporate Resources	700,000	70	251,930	—	252,000
Common stock issued for acquisition of DirctCom S.A.	300,000	30	69,270	—	69,300

Common stock sales net of offering costs of $10,000	2,719,813	272	995,173	—	995,445
Rent contributed by an officer	—	—	450	—	450
Net loss	—	—	—	(3,575,466)	(3,575,466)

Balance, June 30, 2004	14,671,445	1,467	4,701,917	(5,272,243)	(568,859)

Common stock sales	2,091,588	209	164,791	—	165,000
Common stock issued for compensation	769,000	77	111,823	—	111,900
Common stock issued to Directors for services	500,000	50	21,200	—	21,250
Common stock issued for consulting services	2,000,000	200	199,100	—	199,300
Common stock issued for previous acquisition based on contingency	200,000	20	(20)	—	—
Common stock issued for providing a loan guarantee	300,000	30	45,870	—	45,900
Common stock issued for accounts payable	93,986	9	12,209	—	12,218
Capital contribution (Note 2)			105,000		105,000
Common stock issued for conversion of debentures	9,393,423	939	997,112	—	998,051
Loss on conversion of debentures by related parties	—	—	(291,131)	—	(291,131)
Net loss	—	—	—	(2,561,085)	(2,561,085)

Balance, June 30, 2005	30,019,442	3,001	6,067,871	(7,833,328)	(1,762,456)
See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,561,085)	$(3,575,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,259	43,703
Common stock issued in exchange for services (Notes 2 and 4)	332,450	1,832,095
Gain on sale of assets	(89,044)	—
Loss on impairment of goodwill	369,039	—
Allowance for bad debts	2,400	5,598
Rent contributed by an officer (Note 2)	—	450
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,942)	(8,400)
Note receivable	(50,000)	—
Prepaid expenses	(56,347)	—
Other assets	(21,885)	(16,074)
Accounts payable (including $992,639 converted to debentures and to common stock)	1,251,335	298,068
Accrued liabilities	(39,386)	432,472
Deferred revenues	(26,053)	23,949

Net cash used in operating activities	(791,259)	(963,605)

Cash flows from investing activities:
Equipment purchases	(29,554)	(177,647)
Proceeds from sale of assets	61,497	—
Acquisition costs		45,277

Net cash provided (used) in investing activities	31,943	(132,370)

Cash flows from financing activities:
Proceeds from related party loans (Note 2)	34,775	102,120
Payments on related party loans (Note 2)	(32,000)	—
Proceeds from notes payable	498,552	—
Payments on notes payable	(8,660)	—
Capital contribution (Note 2)	105,000	—
Proceeds from sale of common stock (Note 4)	165,000	995,445

Net cash provided by financing activities	762,667	1,097,565

Net change in cash	3,351	1,590

Cash, beginning of year	22,712	21,122

Cash, end of year	$26,063	$22,712

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash investing and financing transaction:
Common stock issued as payment for convertible debentures	$940,940	$—

See accompanying notes to consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Organization and Basis of Presentation
SkyLynx Communications, Inc. (the “Company”) was incorporated in the state of Colorado on January 21, 1998. In May 2003, the Company completed its redomestication to a corporation formed and organized under the laws of the state of Delaware. The Company was originally engaged in the diversified operations of environmental remediation and recovery of oil and gas properties in Texas and Oklahoma, the development of oil and gas ventures and related interests, and as an Internet service provider and e-business consultant in Hawaii.
The Company has completed the development of a wireless data network and has begun the commercial deployment of its infrastructure. The Company caters to commercial and first response customers where coverage of service, rapid polling, security and speed are critical parameters. The Company also operates a small Internet Service Provider focused on providing services to commercial customers. The ISP also acts as the Network Operations Center for the SkyLynx wireless data service.
Inherent in the Company’s business are various risks and uncertainties, including its historical operating losses and dependence upon strategic alliances. The Company’s future success will be dependent upon its ability to create and provide effective and competitive automatic vehicle location services and the Company’s ability to develop and provide new services that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.
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
Business Combinations
     Our acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets . We allocate the purchase price of tangible and intangible assets, and record as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired. Intangible assets include trademarks, customer relationships, acquired technology and covenants not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally four to seven years.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
On November 28, 2003, SkyLynx Communications, Inc. (the “Company”) entered into a definitive Common Stock Purchase Agreement with Gustavo A. Yepes (the “Purchase Agreement”) pursuant to which Yepes agreed to transfer and convey to the Company shares representing an aggregate of 75% of the issued and outstanding shares of common stock of DirectCom, S.A., a Costa Rican corporation.
Subsequent to entering into the Purchase Agreement, DirectCom, S.A. undertook reorganization under the terms of a Joint Venture Agreement (the “Joint Venture Agreement”) between Yepes, IdNet, S.A., a Costa Rican corporation, and Inversiones Sinalco, S.A. a Costa Rican corporation. Under the Joint Venture Agreement, DirectCom, S.A. reorganized and changed its name to SkyLynx Communications de Costa Rica, S.A. (“SkyLynx Costa Rica”) in contemplation of the consummation of the Purchase Agreement pursuant to which the Company would acquire 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica.
Effective April 30, 2004, the reorganization of SkyLynx Costa Rica was completed and Yepes transferred to the Company shares representing 75% of the issued and outstanding shares of common stock of SkyLynx Costa Rica, thus consummating the Purchase Agreement. In connection therewith, the Company issued to Yepes, in escrow, an aggregate of 300,000 shares of the Company’s common stock in consideration of the shares of SkyLynx Costa Rica.
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
Effective April 19, 2005, the Company entered into an agreement to sell all of its shares of capital stock of its subsidiary, SkyLynx Communications de Costa Rica, S.A. On April 21, 2005 the Company completed the sale of its interest in SkyLynx Communications de Costa Rica, S.A. to OrbiLynx Communications, Inc. Under the terms of the agreement the Company sold all the outstanding shares of SkyLynx Communications de Costa Rica, S.A. that it owned for $300,000. The payment consisted of $61,497 in cash, $188,503 in forgiveness or assumption of Company liabilities and a $50,000 promissory note. The promissory note bears interest at 5% per year and has a two-year term.
The Company has recorded a gain of the sale of its interest in SkyLynx Communications de Costa Rica, S.A. of approximately $89,000.
Effective December 10, 2003, SkyLynx Communications, Inc. (the “Company”) consummated an Agreement and Plan of Reorganization dated as of September 1, 2003 (the “Agreement”) with Interim Corporate Resources, LLC, a Washington limited liability company (“ICR”).

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding member interests of ICR solely in exchange for an aggregate of 700,000 shares of the Company’s common stock. The 700,000 shares of common stock were issued to the members of ICR, pro rata, who were Kevin Gorman, Jon Fatula and Fred Anderson. Messrs. Gorman, Fatula and Anderson are executive officers of the Company. Kevin Gorman currently serves as Chief Operating Officer of the Company; Mr. Fatula serves as Vice President — Information Technology, and Mr. Anderson served as Vice President — Engineering until his resignation in July 2004. The Company has employed Messrs. Gorman, Fatula and Anderson since August 2003.
ICR is a consulting company with established clients in the automatic vehicle location (“AVL”) industry. ICR’s assets consist principally of customer and client relationships, which the Company plans to use in deploying and developing its wireless networks.
Principles of Consolidation
The consolidated financial statements for the year ended June 30, 2005 and 2004 consolidate the activities of SkyLynx Communications, Inc. and its subsidiaries SkyLynx Communications de Costa Rica S.A. (until its disposition in April 2005) ICR and Rover Telcom Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2005.
Property, Equipment and Depreciation
Property and equipment are stated at cost less accumulated depreciation.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
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
Receivables
In the ordinary course of business, the Company provides credit to customers, performs credit evaluations of those customers and maintains an allowance for potential credit losses, which it periodically reviews for adequacy. Bad debt recoveries are charged against the allowance account as realized. Based on these factors, there is an allowance for doubtful accounts of $8,038 for the year ended June 30, 2005.
The Company has recorded a $50,000 note receivable in connection with the sale of assets to a third party. The note bears interest at 5% per year and is due and payable, together with principal in April 2007.
Loan Costs
Direct costs incurred in connection with the issuance of notes payable are deferred and amortized over the life of the guaranty . As of June 30, 2005, the Company incurred amortization expense of $11,475.
Valuation of Goodwill, Intangible Assets and Long-Lived Assets
     Effective January 1, 2002, we adopted Statement of Financial Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.
     Goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Goodwill consisted of an amount recorded with the acquisition of SkyLynx Communications de Costa Rica in April 2004 ($69,300) and the acquisition of Interim Corporate Resources, LLC in December 2003 ($252,000) and the goodwill recorded by Rover with the acquisition of Net Asset in April 2002 ($117,039). In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 142, goodwill is not amortized but is tested for impairment once a year. During the year ended June 30, 2005, the Company sold SkyLynx Communications de Costa Rica and recorded an impairment of goodwill of $69,300. The Company also tested the impairment of the goodwill related to the acquisitions of Interim Corporate Resources, LLC and Net Asset and determined that $369,039 should be recorded as a loss due to the impairment of goodwill (The June 30, 2004 financials were re-stated as a transaction between entities under common control. Accordingly, after the re-statement, there was no goodwill related to the Net Asset acquisition).
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

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2005, there were no outstanding common stock equivalents; therefore, net loss per share-basic and net loss per share-diluted were equal at June 30, 2005.
Stock-based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.
Financial Instruments and Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and the relatively minor balances of each individual account. The Company has provided for an allowance for doubtful accounts for the year ended June 30, 2005 based on management’s estimate of the collectibility of accounts receivable.
The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value at June 30, 2005. Due to the short-term maturity of the instruments, the carrying amounts of cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value.
Research and Development
All research and development costs are expensed as incurred. During the years ended June 30, 2005 and 2004, the Company expensed $710,131 and $830,226, respectively of research and development costs.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Recent Accounting Pronouncements
Share-based Payment
In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion (“APB”) No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after January 1, 2006 (January 1, 2006 for the Company) and applies to all awards granted or modified after the effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.
The impact of this statement on our financial statements or our results of operations in 2006 and beyond will depend upon various factors, among them, our future compensation strategy. We expect the effect of applying SFAS 123R on our results of operation in 2006 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.
Impairment of Debt and Equity Instruments
In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see Note 2 to the Consolidated Financial Statements). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
(2) Related Party Transactions
As of June 30, 2005 the Company has loan payables due to its officers and director as follows:

Loans payable to an officer, at interest of 12%, unsecured, due on demand	$9,000
Loans payable to a board member, at interest of 8%, unsecured, due on demand	2,800

$11,800

During the year ended June 30, 2005 the Company issued 769,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $111,900 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2005.
During the year ended June 30, 2005, the Company issued 300,000 to four directors for personally guaranteeing a Company loan. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. The Company recorded $45,900 as prepaid loan costs to be amortized over the life of the underlying note payable, which expires in September 2005. At June 30, 2005, the Company has recognized $11,475 as interest expense.
Effective April 5, 2005, the Company issued 12% Convertible Debentures to reflect unpaid accruals for salary, fees and unreimbursed expenses through March 31, 2005, to the following persons which are scheduled to mature in December 2006:

		Number of
	Amount of	Shares if	Price
	Debenture	Converted	Per Share
Gary L. Brown	$100,000	1,666,666	$.06
Kenneth L. Marshall	50,000	841,667	$.06
Clifford L. Neuman	41,448	690,800	$.06
Steven D. Smith	50,000	841,667	$.06

Total	241,448	4,040,800

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
During the year ended June 30, 2005, the Company issued 9,393,423 shares of its common stock in exchange for convertible debentures and related accrued interest, held by two officers and a director. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. The Company recorded a loss on conversion of $291,131 as a reduction in additional paid in capital.
During the year ended June 30, 2005, the Company entered into an agreement with a shareholder. The shareholder paid the Company $105,000 in cash in exchange for the right to receive 20% of the future network revenues for certain geographical areas currently under development or planned for development and 20% equity ownership interest in the infrastructure built by the Company in the Orlando, FL metropolitan area. The agreement contains additional provisions that allows, but does not require the Company to buy back the shareholder’s interest in the infrastructure at the termination of the agreement or beginning eighteen months from the date of the agreement. The proceeds were recorded as an increase to additional paid in capital during the year ended June 30, 2005 in the statement of stockholders’ deficit.
During the year ended June 30, 2005, the Company issued 500,000 shares of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $21,250 were recognized in the accompanying consolidated financial statements for the year ended June 30, 2005.
An officer contributed office space to the Company during the year ended June 30, 2004. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying consolidated financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Contributed rent expense was $450 for year ended June 30, 2004.
During the year ended June 30, 2004 the Company issued 990,002 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuance was recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $345,480 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2004. In addition, the Company issued 235,714 shares of its common stock in exchange for accrued salaries and bonuses to two of its employees. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $195,643 was recognized in the accompanying consolidated financial statements.
During the year ended June 30, 2004 the Company issued 725,000 shares of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $403,050 was recognized in the accompanying consolidated financial statements for the years ended June 30, 2004.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
On October 15, 2004, the Board of Directors approved the issuance of convertible debentures to three officers, a director and the Company’s outside counsel, in exchange for loans, salary and trade payables, at a market price of $0.08 and $0.10. The debentures are convertible to common stock at the option of the holders. The total debt that may be converted is $709,798. If all the debt were converted, an additional 8,066,582 shares would be issued, as follows:

	Number of	Conversion	Convertible
	shares	price	debenture
Convertible debenture issued to an officer in exchange for loan and salary payables	4,842,992	$0.08	$387,439
Convertible debenture issued to officers in exchange for loan and salary payables	1,475,000	$0.10	147,500
Convertible debenture issued to a board member in exchange for loan payables*	687,870	$0.10	68,787
Convertible debenture issued to an outside counsel in exchange for trade payables	1,060,720	$0.10	106,072

	8,066,582		$709,798

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.
(3) Property and Equipment
Property and equipment consisted of the following at June 30, 2005

Computers and shop equipment	$31,345
ISP equipment	130,193
Leasehold improvements	2,220
Software	10,742

174,500
Less: accumulated depreciation	(147,089)

$27,411

Depreciation expense totaled $81,779 and $43,703 for the years ended June 30, 2005 and 2004, respectively
(4) Capital Stock
Preferred Stock
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at June 30, 2005.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Common Stock Issuances
During the year ended June 30, 2005 and 2004, the Company issued 2,200,000 shares and 1,302,200 shares, respectively of its common stock in exchange for merger, technology, lobbying and other consulting services. Stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $199,300 and $674,672 were recognized in the accompanying consolidated financial statements for the year ended June 30, 2005 and 2004.
During the year ended June 30, 2005, the Company issued 93,986 shares in exchange for accounts payable of $12,218. The common stock was recorded at the fair value of the product received and charged to repairs and maintenance.
During the year ended June 30, 2005, the Company sold 2,091,588 shares of its common stock to unrelated third parties for gross proceeds totaling $165,000 ($.08/share).
During the years ended June 30, 2004, the Company issued 425,000 of its common stock to its attorneys in exchange for legal services. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock-based compensation expense of $213,250 was recognized in the accompanying consolidated financial statements for the year ended June 30, 2004.
Private Placement Memorandum dated August 31, 2003
In September 2003, the Company offered units consisting of 8 percent convertible promissory notes and common stock purchase warrants. Each note was convertible into shares of the Company’s common stock at a price equal to the quoted market price on the day of sale less a discount of 30 percent. One warrant was offered for every two dollars in principal denomination of note purchased.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
Each warrant entitled the holder to purchase one share of the Company’s common stock at $3.00 per share for a period of two years. The Company closed the offering in February 2004 after selling 978,063 units for net proceeds of $873,645 after deducting $5,000 in offering costs. Each promissory note sold was immediately converted into shares of common stock. Accordingly, the transaction was accounted for as a sale of common stock. As of June 30, 2005, there are 436,823 warrants outstanding that expire through 2006.
Stock Warrants
On May 2, 2005, the Company granted to a consultant warrants to purchase 50,000 shares of its Common Stock. The warrants carry an exercise price of $0.30 per share and vest on the date of grant. No warrants have yet been exercised.
The market price of the Company’s common stock on the date of grant was $0.075. The weighted average exercise price and weighted average fair value of these warrants as of May 2, 2005, were $0.30 and $0.02, respectively.
The fair value for the warrants granted during the year ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.35%
Dividend yield	0.00%
Volatility	85.61%
Weighted average expected life	3	Years
The following schedule summarizes the changes in the Company’s outstanding stock awards:

	Options Outstanding		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at July 31, 2004	436,823	$3.00	$3.00
Awards granted	50,000	$0.30	$0.30
Awards exercised	—	$0.00	$—
Awards cancelled/expired	—	$0.00	$—

Balance at July 31, 2005	486,823	$0.30 to $3.00	$2.72

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
(5) Income Taxes
     A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended
	June 30,
	2005	2004
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	5.74%	5.83%
Contributed rent	0%	-0.01%
Net operating loss for which no tax benefit is currently available	-39.74%	-39.82%

	0.00%	0.00%

At June 30, 2005, deferred tax assets consisted of a net tax asset of $3,115,540, due to operating loss carry forwards of $7,833,328, which was fully allowed for, in the valuation allowance of $3,115,540. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2005 and 2004 totaled $1,017,826 and $1,426,835, respectively. The current tax benefit also totaled $1,017,826 and $1,426,835 for the years ended June 30, 2005 and 2004, respectively. The net operating loss carry-forward expires through the year 2025.
The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.
Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.
(6) Commitments and Contingencies
The Company and its subsidiaries lease office space and rooftops under non-cancelable operating leases. Future minimum rental payments under the leases are as follows:

June 30,
2006	87,466
2007	80,895
2008	18,420
2009	15,385

$202,166

Rent expense for the years ended June 30, 2005 and 2004 totaled $96,174 and $69,810, respectively.
The Company is a defendant in a civil action that was brought by OptiGate, Inc. currently pending in the United States District Court for the Northern District of California, Fresno Division, Civil Action No. 03 CE CG 03733, in which the Plaintiff is claiming damages arising from a breach of contract. The Company has filed a counterclaim in the matter. Subsequent to filing the case, the Plaintiff filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code. The Company plans to vigorously defend the case, which it believes to have no merit. Management of the Company believes that the likelihood of a material adverse outcome is remote and therefore, no amount has been reserved in the accompanying consolidated financial statements.
On July 1, 2002, the Company entered into an Agreement and Plan of Reorganization whereby the Company acquired 100 percent of the issued and outstanding shares of Rover Telcom Corporation (“Rover”) in exchange for 3,750,000 shares of the Company’s common stock. This agreement was later amended to show that the Company shall issue and deliver to the buyer, shares of common stock which, when sold in accordance with the provisions of the amendment, shall permit the buyer to realize net proceeds of $181,000. As of June 30, 2005, the Company has issued an additional 200,000 shares of restricted common stock to comply with this agreement, however, which may not realize the amount of proceeds required under the agreement and the Company may have to issue additional shares of common stock in the future.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
(7) Note payable
In October 2004, the Company obtained a short-term loan for $500,000 for working capital needs, which is personally secured and guaranteed by certain officers and directors of the Company. Interest is at 12% percent. The loan matures on October 4, 2005. At June 30, 2005, the balance of $500,000 is included as a current liability.
In May 2005, the Company signed a short-term promissory note to a vendor for repayment of a $9,356.72 payable bearing interest at 6.00% and due on October 31, 2005. The loan requires monthly principal and interest payments of $1,600 and is personally guaranteed by a certain officer of the Company. At June 30, 2005, the balance due on this note is $7,697 and is included in the balance sheet as a current liability.
(8) Acquisition of ADTECH Systems, Inc.
On May 27, 2005, SkyLynx Communications, Inc. the (the “Company”) executed a definitive Agreement and Plan of Merger (“the Merger Agreement”) between and among the Company, an acquisition subsidiary SkyLynx Acquisition Company (“SAC”), and ADTECH Systems, Inc., a Texas corporation (“ADTECH”). The Merger Agreement provides for the Merger of SAC with and into ADTECH, with ADTECH to be the surviving corporation
Upon consummation of the Merger, all issued and outstanding shares of ADTECH common stock will be converted automatically into an aggregate of 9,249,998 shares of SkyLynx Series B Convertible Preferred Stock having a Stated Value of $.50 per share (the “Merger Securities”). The Series B Preferred Stock shall have the following rights and preferences:
Each issued and outstanding share of Series B Preferred shall entitle the holder to one (1) vote on any and all matters presented to the shareholders of SkyLynx for approval, including the election of directors. The Series B Preferred shall vote together with all other outstanding shares of voting securities, voting as a single class.
SkyLynx shall have the right to call for redemption any or all of the outstanding shares of Series B Preferred upon 30 days’ written notice. The redemption price to be paid for the shares called for redemption (the “Redemption Price”) shall be equal to the Stated Value thereof. Each holder of shares of Series B Preferred called for redemption shall have until the date immediately preceding the redemption date to convert the shares of Series B Preferred into Common Stock of SkyLynx.
Each share of Series B Preferred is convertible into one share of Common Stock, at any time, at the option of the holder, subject to adjustment under certain circumstances. In addition, each share of Series B Preferred will automatically convert into an equal number of shares of SkyLynx Common Stock on the fifth anniversary of the date of issue. In addition, each share of Series B Preferred will automatically convert into an equal number of shares of SkyLynx Common Stock in the event (i) there is a registration statement which has been declared effective by the SEC registering for resale the shares of common stock issuable upon such conversion (the “Conversion Stock”) (ii) there is a public trading market for the Common Stock, and (iii) the closing bid price of the Common Stock on the principal trading market has been at least 150% of the Stated Value of the Series B Preferred for at least ten (10) consecutive trading days.

SKYLYNX COMMUNICATIONS, INC.
Notes to Consolidated Financial Statement
A liquidation preference of $0.50 per share of Preferred Stock, subordinate to the Stated Value of outstanding shares of Series B Preferred and senior to the rights of holders of Common Stock.
At closing, 4,585,054 of the Merger Securities will be deposited and held under a Closing Escrow Agreement which will provide that 1,146,263 shares will be released, pro rata, upon (i) the collection of the $2,200,000 account receivable from ComTek; an additional 1,146,263 shares will be released, pro rata, upon (ii) the conversion of certain debt into shares of the Series A Preferred Stock; an additional 1,146,263 shares will be released, all-or-none; (iii) when gross revenues for ADTECH as a standalone subsidiary exceeds $20,000,000 in any fiscal year within five (5) years from closing; and an additional 1,146,263 shares will be released, all-or-none (iv) when pre-tax net profit for ADTECH as a stand-alone subsidiary exceeds $500,000 in a fiscal year within five (5) years from closing.
An additional 5,212,946 shares of a Series A Convertible Preferred Stock of the Company (the “Series A Preferred”) will be reserved for issuance in the transaction to the holders of outstanding ADTECH secured and unsecured debt in the approximate amount of $2.6 million, principal and accrued interest. To date, no holder of ADTECH secured or unsecured debt has agreed to accept shares of Series A Preferred Stock of SkyLynx in payment of their debt.
As of June 30, 2005, the Merger Agreement had not closed and on August 15, 2005 it was terminated without consummation. The termination resulted from the failure of the parties to consummate the transaction by the amended termination date of the Merger Agreement of August 15, 2005.
(9) Subsequent Events
In August 2005, the Company consummated the award of restricted shares of common stock to certain officers, directors and employees of the Company. The restricted stock awards were made in consideration of services to the Company. An aggregate of 1,115,000 shares of common stock were awarded to ten persons who are officers, directors or employees of the Company. The shares were issued for services and were valued at $.065 per share.
Effective June 30, 2005, Jon Fatula resigned as Vice President – Information Technology, however, Mr. Fatula continues to work in his capacity as a consultant and the chief architect of the network operations.
Effective September 28, 2005, Daniel J. Sullivan resigned as Chief Financial Officer of SkyLynx Communications, Inc. (the “Company”).

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
ITEM 8A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.
Due to the resignation of our Chief Financial Officer, there has been a significant adverse change in our internal control over financial reporting. We plan to hire a new CFO as soon as practicable; however, until a new CFO is hired, we will have to rely upon external consultants for our financial reporting.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                16(a) OF THE EXCHANGE ACT
Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position
Gary L. Brown	57	President, Chief Executive Officer, Chief Financial Officer, Director

Kenneth L. Marshall	65	Secretary and General Counsel

Stephen L. Rogers	62	Director

Steven D. Smith	53	Chief Operating Officer, Director

Alfredo Chang	33	Director

Robert Weiss	54	Director

     Gary L. Brown age 57, CEO, Board Member - Prior to BTEC, Mr. Brown was Chairman of the Board and founder of LineShark Communications, Inc. a regional Internet Service Provider. Mr. Brown was an original founder of SkyLynx Communications, Inc. based in Denver, CO and served as its Chairman of the Board, President and CEO for over two years. SkyLynx Communications is an Internet service provider embarking on a rapid acquisition strategy similar to LineShark concentrating on the Pacific Rim region of the country. Mr. Brown resigned his position at SkyLynx to devote his full time to LineShark. Within two years following Mr. Brown’s resignation as an officer and director of LineShark, LineShark filed a voluntary petition in bankruptcy. In addition, Mr. Brown served as a director of Cable Corporation of America, Inc., at the request of the Bankruptcy Court, during the period that it was subject to a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. Brown had been in the securities industry since 1973 as a registered securities principal in both Colorado and Florida. He has vast experience in the capital formation and establishing of publicly traded companies as well as mergers and acquisitions. Mr. Brown took SkyLynx from inception to over a $300 million capitalization and set in place commitments to fund the future growth and expansion of the company. Mr. Brown attended Central Missouri State University from 1967 to 1972.
     Kenneth L. Marshall age 65, Secretary and General Counsel- Mr. Marshall has been a member of the Florida Bar since 1972. He served as Secretary and General Counsel for SkyLynx and LineShark Communications, Inc. Within two years following his resignation as Secretary and General Counsel of LineShark Communications, Inc., that company filed a voluntary petition in bankruptcy. His area of practice is commercial law. He holds a J.D. degree from The Washington College of Law, The American University and a B. S. in Business Management from Florida Atlantic University.
     Stephen L. Rogers, age 62, Board Member, has more than 30 years of senior management experience in the broadcast television industry. He served as the President and CEO of WEDU, Tampa, Fla., one of the most-viewed public television stations in the nation. He has been recognized both locally and nationally for his leadership, technical expertise and business acumen, most recently with the prestigious 21st Century Award by America’s Public Television Stations and as TV Station Manager of The Year by Tampa Bay Magazine. Mr. Rogers served as Chairman of the Board of the Florida Public Broadcasting Service for two years and a board member for ten years. He has also been a member of the board of directors of the Florida Association of Broadcasters for four years. He also served on numerous committees in Washington, D.C. assisting congressional staff in the drafting of public broadcasting legislation addressing new technologies.
     Steven D. Smith, age 53, Chief Operating Officer and Director, joined the Company in January, 2006 and became a director in February, 2006. Mr. Smith has more than 27 years of senior management experience in the electronics industry. In 1978, at age 24, Mr. Smith founded Manutek, Inc. developing and producing key products for a list of premier companies including GM, GE, AT&T, JBL, Eli Lilly, IBM and Motorola. Mr. Smith operated the company for 16 years, during which time he received two citations from the Governor of Indiana for his contribution to Indiana’s High Tech industry. Mr. Smith was a finalist for Entrepreneur of the Year in 1988. He also appeared on a segment of ABC Nightline News in 1981 highlighting High-Tech firms with dynamic growth. In 1993, Mr. Smith began providing consulting services specializing in growth and turn-around for companies in a number of industries. Over the last seven years, Mr. Smith has focused on projects involving wireless data communications. In the span of 2 years, Mr. Smith was able to achieve explosive growth with a start up, Paradigm, by analyzing customer needs and providing application specific solutions to those needs. At the end of the second year of operation, the sales backlog grew to $16M in purchase orders, $28M in contracts and over $52M in Letters of Intent. Companies Mr. Smith has worked with over the last twelve years include Apollo International, Paradigm, Advanced Flow Technology, Etel, and American Commerce Solutions. Mr. Smith attended Purdue University/Indiana University at Indianapolis 1972-1976 his majors were Mechanical Engineering and Business, with a minor in Psychology.
     Alfredo Chang, age 33, Board Member, joined the board of directors in February 2004. Since November 2003, he has been Vice President, High Grade and Emerging Markets Portfolio Manager for GE Asset Management. From January 2002 to November 2003, he was Vice President, Portfolio Manager for GE Asset Management. From August 2000 to January 2002, he served as an Assistant Portfolio Manager for GE Financial Assurance. From April 1996 until August 2000, he held the positions of Regional Investment Officer and Portfolio Manager with AIG Global Investment Corp. in New York. Between 1993 and 1996, he held positions with Bankers Trust, Salomon Brothers and Merrill Lynch. Mr. Chang has a BS in Business from the University of Florida, 1993. He is a member of the New York Society of Security Analysts; the Association of Investment Management and Research, and the GE Asian Pacific American Network.
     Robert Weiss, age 54, became a director in September 2004. Mr. Weiss is co-founder of Black Knight Ventures, Inc., an investment banking company focused on early stage transactions. Prior to that, he was president of Atlantic American Partners, a merchant banking group formed by Communications Equity Associates. He has an extensive background in institutional investing, having served in investment banking at Paine Webber, COO for Zurich Kemper, head of marketing at Weiss, Peck & Greer, and a consultant at SEI. His fund experience includes working with accelerators at The University City Science Center and Philadelphia Port of Technology, as well as working with multiple SBIC’s. Mr. Weiss earned a BS from The United States Military Academy at West Point, and an MBA from Boston University. He has served on the Investment Committee for The Association of Graduates at West Point and is on the board of the Tampa Bay Alumni Chapter of West Point. In addition to his association with SkyLynx Communications, Inc., he sits on the Board of Directors of BioVest, Inc.
     All directors serve for terms of one year each or until their successors are elected and qualified, and are subject to re-election at the Company’s regular annual meeting of shareholders, unless they earlier resign.
     No family relationship exists between any director and executive officer.
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
     Any transactions between the Company and its officers, directors, principal shareholders or other affiliates have been and will be on terms no less favorable to the Company than the Board of Directors believes could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent outside disinterested directors.
Meetings and Committees of the Board of Directors
     a. Meetings of the Board of Directors
     During the fiscal year ended June 30, 2005, the Board of Directors held four meetings, including regularly scheduled and special meetings, and undertook nine separate actions by unanimous written consent. All directors participated in all meetings either in person or by telephonic conference.

     Mr. Jesson was elected to the Board of Directors in August 2003 and resigned in September 2004. Mr. Chang was elected to the Board of Directors in January 2004. Messrs. Weiss and Gorman were elected to the Board of Directors in September 2004.
     Mr. Gorman was elected to the Board of Directors in September 2004 and resigned in February 2005.
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
     Mr. Jesson received a grant of 142,858 shares of restricted common stock, Mr. Rogers received an aggregate of 300,000 shares of restricted common stock in consideration of both consulting and director services, Mr. Chang has received an aggregate of 425,000 shares of restricted common stock in consideration of both consulting and director services and Mr. Weiss received 250,000 shares of restricted common stock upon being elected to the Board. Mr. Gorman waived his right to receive a stock grant at the time that he was elected to serve as a director. Mr. Smith was granted 250,000 shares of restricted stock upon being elected to the Board.
     b. Committees
     The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.
     During the fiscal year ended June 30, 2005, the Board did have an Audit Committee and, Compensation Committee, but did not have a standing Nomination Committee or any other standing committees. The Board of Directors as a whole served the functions of a nomination committee.
Audit Committee
     The audit committee is currently composed of the following directors:
Robert Weiss
Stephen Rogers
     The Board of Directors has determined that Messrs. Weis and Rogers are “independent” within the meaning of the National Association of Securities Dealers, Inc.’s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.
     The Board of Directors has determined that none of the members of the audit committee qualify as an “audit committee financial expert” within the meaning of Item 401(e)(2) of Regulation SB. The audit committee lacks an audit committee financial expert due principally to its historical lack of funds necessary to compensate such a person.
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
Audit Committee Report
     The audit committee of the board of directors has:
     1. reviewed and discussed the Company’s audited financial statements for the fiscal year ended June 30, 2005 with management and representatives of Cordovano and Honeck, LLP (C&H);
     2. discussed with C&H the matters required to be discussed by SAS 61, as modified or supplemented; and
     3. received the written disclosures and letter from C&H required by Independence Standards Board Standard No. 1 and discussed C&H’s independence with representatives of C&H.
     Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended June 30, 2005 be included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission.
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

Nomination Process
     The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees is addressed by the board as a whole, which consists of five members. The board has not adopted a charter to govern the director nomination process.
     Of the currently serving five directors, Messrs. Weiss, Rogers and Chang would each be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.’s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.
     The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Gary Brown, Chief Executive Officer, at the Company’s principal executive offices located in Sarasota, Florida, and provide to Mr. Brown, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before September 30 following the most recently completed fiscal year.
     The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.
     All director nominees identified in this proxy statement were recommended by our President and unanimously approved by the board of directors.
Shareholder Communications
     Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Gary Brown, Chief Executive Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.
     Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.
Code of Ethics
     Our Board of Directors has adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and address to Investor Relations, SkyLynx Communications, Inc., 500 John Ringling Blvd., Sarasota, Florida 34236. Further, our Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
Section 16(a) Compliance
     Under the securities laws of the United States, the Company’s directors, its executive officers and any persons holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 2004 and fiscal 2005. In making this report, the

Company has relied on the written representations of its directors and officers or copies of the reports that they have filed with the Commission. Based upon the foregoing, Mr. Brown failed to file in a timely fashion three reports covering five transactions; Steve Rogers failed to file in a timely fashion one report covering one transaction; Gustavo Yepes failed to file in a timely fashion two reports covering 17 transactions; Dan Sullivan failed to file in a timely fashion one report covering one transaction; Alfredo Chang failed to file in a timely fashion two reports covering two transactions; Kevin Gorman failed to file in a timely fashion three reports covering three transactions; and Robert Weiss failed to file in a timely fashion one report covering one transaction.
ITEM 10. EXECUTIVE COMPENSATION.
The following table and discussions summarizes all compensation earned by or paid to our Chief Executive Officer (“CEO”) and the other most highly compensated executive officers for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years. However, no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus is less than $100,000.
TABLE 1
SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
				Other
				Annual	Options
Name and Principal				Compensation	SARs
Position	Fiscal	Salary($)		($)(1)	(#)
	2005	$150,000	(2)	$-0-	-0-
Gary L. Brown,	2004	$75,000	(2)	$-0-	-0-
CEO and President	2003	$-0-		$-0-	-0-
Kevin Gorman,	2005	$155,417	(3)	$-0-	-0-
Chief Operating Officer	2004	$-0-		$-0-	-0-
	2003	$-0-		$-0-	-0-
Jon Fatula,	2005	$119,167	(4)	$-0-	-0-
Vice President	2004	$-0-		$-0-	-0-
	2003	$-0-		$-0-	-0-
Steven D. Smith,	2005	$75,000	(2)	$-0-	-0-
Chief Operating Officer	2004	$-0-		$-0-	-0-
	2003	$-0-		$-0-	-0-

1.	No executive officer will receive perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during a fiscal year.

2.	Messrs. Brown and Marshall have been accruing salary since January 1, 2003 at the above-stated rate, due to the Company’s lack of funds.

3.	Mr. Gorman began receiving salary effective August 1, 2003 thru November 18, 2004.

4.	Mr. Fatula began receiving salary effective August 1, 2003 thru June 30, 2005.

5.	Mr. Smith began receiving salary effective January 1, 2005
Company Equity Incentive Plan
     In 2004, the Board of Directors and the Shareholders of the Company approved amendments to the 2003 Equity Incentive Plan (the “Incentive Plan”), increasing the number of shares authorized to be issued under the Plan by an additional 2,500,000 shares. The Incentive Plan allows the Company to grant incentive stock options non-qualified stock options and/or stock purchase rights and stock bonus awards (collectively “Rights”) to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options

(“ISO’s”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or options which do not qualify as ISO’s (“Non-Qualified Stock Options” or “NQSO’s”). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company’s Common Stock (determined as of the date of grant of ISO) with respect to which ISO’s granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO’s. Rights to purchase shares of the Company’s Common Stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.
     Either the Board of Directors (provided that a majority of Directors are “disinterested” can administer the Incentive Plan, or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.
     An aggregate of 1,240,457 shares of the Company’s Common Stock have been issued under the Incentive Plan and an additional 2,500,000 shares are reserved for future issuance. As of the date of this report, there are no options or other awards outstanding under the Plan.
Table 2
Option/SAR Grants in Last Fiscal Year
Individual Grants

		% of Total
		Options/SARs
		Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date
Gary L. Brown	0	0	N/A	N/A

Kevin Gorman	0	0	N/A	N/A

Jon Fatula	0	0	N/A	N/A

Fred Anderson	0	0	N/A	N/A
The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2004.
Table 3
Aggregated Options/Sar Exercised In Last Fiscal Year
And Fy-End Option/Sar Values

Value of
	Shares		Number of Securities	Unexercised
	Acquired	Value	Underlying Unexercised	In-the-Money
	on	Realized	Options at	Options
Name	Exercise	($)	06/30/03	at 6/30/03
		Exercisable/Unexercisable		Exercisable/Unexercisable
Gary L. Brown	0	0	0	0

Kevin Gorman	0	0	0	0

Value of
	Shares		Number of Securities	Unexercised
	Acquired	Value	Underlying Unexercised	In-the-Money
	on	Realized	Options at	Options
Name	Exercise	($)	06/30/03	at 6/30/03
		Exercisable/Unexercisable		Exercisable/Unexercisable
Jon Fatula	0	0	0	0

Fred Anderson	0	0	0	0
Employment agreements
Effective August 1, 2003, we entered into written employment agreements with Kevin Gorman, Jon Fatula and Fred Anderson:
Mr. Gorman’s agreement is an “at will” employment contract under which we agreed to pay him a signing bonus of $22,500 and a base annual salary of $145,000 per year.
Mr. Fatula’s agreement is an “at will” employment contract under which we have agreed to pay him a base salary of $130,000 per year.
Mr. Anderson’s agreement is an “at will” employment contract under which we have agreed to pay him a base salary of $130,000 per year. Mr. Anderson resigned in August 2004.
Indemnification and limitation on liability of directors
Our Bylaws effectively provide that we shall, to the full extent permitted by the Delaware General Corporation Law (“DGCL”), as amended from time to time, indemnify all persons whom we may indemnify pursuant thereto. In addition, our Articles of Incorporation eliminate personal liability of our Directors to the full extent permitted by the DGCL, as amended from time to time.
The DGCL permits a corporation to indemnify its Directors and officers against expenses (including attorney’s fees), judgments, fines and amounts paid in settlements actually and reasonably incurred by them in connection with any action, suit or proceeding brought by a third party if such Directors or officers acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reason to believe their conduct was unlawful. In a derivative action, indemnification may be made only for expenses actually and reasonably incurred by Directors and officers in connection with the defense or settlement of an action or suit and only with respect to a matter as to which they shall have acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the corporation, except that no indemnification shall be made if such person shall have been adjudged liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine upon application that the defendant officers or Directors are reasonably entitled to indemnity for such expenses despite such adjudication of liability.
The DGCL also provides that a corporation may eliminate or limit the personal liability of a Director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, provided that such provision shall not eliminate or limit the liability of a Director (i) for any breach of the Director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for willful or negligent conduct in paying dividends or repurchasing stock out of other than lawfully available funds or (iv) for any transaction from which the Director derived an improper personal benefit. No such provisions shall eliminate or limit the liability of a Director for any act or omission occurring prior to the date when such provision becomes effective.
We intend to obtain Directors’ and officers’ liability insurance policies covering certain liabilities of persons serving as officers and Directors and providing reimbursement to us for our indemnification of those persons; however, we have not yet done so.
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

	Number	Percent
Name and Address(3)	of Shares	Owned(2)
Gary L. Brown	8,261,964	27.59%

Kenneth L. Marshall	2,660,382	8.9%

Robert Weiss(4)	370,000	2.5%

Kevin Gorman	540,000	3.7%

Stephen Rogers	514,287	3.5%

Alfredo Chang	425,000	2.9%

Steven Smith	1,091,667	3.6%

All Officers and Directors as a Group (7 persons)	13,863,300	46.2%

(1)	Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The percentages shown are calculated based upon 30,019,442 shares of common stock outstanding. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Memorandum upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner’s address is 500 John Ringling Blvd., Sarasota, FL 334236.

(4)	Includes 120,000 shares held of record by Black Knight Ventures, Ltd., an investment banking firm controlled by Mr. Weiss and his wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Various shareholders have made open account cash advances. No promissory notes, interest rates or repayment schedules were set at the time of such advances.
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
     From January 1, 2003 to April 30, 2003, Mr. Francis performed services as a consultant for the Company for which he was paid a consultant’s fee of $6,250 per month. Effective April 30, 2003, Mr. Francis converted accrued compensation in the amount of $25,000 into shares of our Common Stock at a conversion price of $.07 per share.
     In May 2002, Stephen L. Rogers, a director, acquired 142,858 shares of Common Stock pursuant to an assignment from Gary L. Brown of an option held by Mr. Brown to purchase shares of Common Stock from the Shelton Voting Trust.
     From January 1, 2003 through March 31, 2003, Mr. Rogers provided consultant’s services for the Company for a consulting fee of $5,000. Effective April 30, 2003, Mr. Rogers converted that sum into shares of our Common Stock at a conversion price of $.07 per share.
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
On October 15, 2004, the Company agreed to an arrangement whereby additional debt was converted into 12% Convertible Debentures in the aggregate amount of $709,800. The Debentures were issued on December 16, 2004. This debt included unpaid promissory notes, fees for services, accrued salaries, travel and related expenses. This debt is now due on or before December 31, 2006. The debt and accrued interest is convertible into shares of the $.0001 par value Common Stock of the Company at the prices set forth below, at the option of the holders. The following sets forth the names of our affiliates and the number of shares to be received by each in conversion of our outstanding debt to such person:

	Amount of	Number of Shares
Name	Debenture	if Converted	Price per Share
Gary L. Brown	$387,439	4,842,984	$.08
Kenneth L. Marshall	111,250	1,112,500	$.10
Clifford L. Neuman	106,073	1,060,730,	$.10
Daniel J. Sullivan	36,250	362,497	$.10
Alfredo Chang	68,788	687,880	$.10

Total	709,800	8,066,591
     Effective April 5, 2005, the Company issued additional 12% Convertible Debentures to reflect upaid accruals for salary, fees and unreimbursed expenses through March 31, 2005, to the following persons:

	Amount of	Number of Shares
Name	Debenture	if Converted	Price per Share
Gary L. Brown	$100,000	1,666,666	$.06
Kenneth L. Marshall	50,000	841,667	$.06
Clifford L. Neuman	41,448	690,800	$.06
Steven D. Smith	50,000	841,667	$.06

Total	241,448	4,040,800
     On May 4, 2005, the following executive officers of the Company exercised their right to convert the foregoing Convertible Debentures into shares of common stock in the following numbers:

	Amount of
	Debentures	Number of Shares
Name	Converted	Issued
Gary L. Brown	$487,438	6,509,589
Kenneth L. Marshall	161,250	2,043,167
Steven D. Smith	50,000	841,667

Total	698,688	9,394,423
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits:

Exhibit No.	Title
2.1	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.

2.2	Option Agreement dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.

2.3	Agreement and Plan of Reorganization between Rover Telcom Corporation, Shareholders of Rover Telcom Corporation and Basic Technologies, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

2.4	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

2.5	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)

2.6	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)

3.1.	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

3.2	By-Laws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

3.3	Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 29, 2003).

3.4	Articles of Incorporation of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

3.5	By-Laws of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

9.0	Trust Agreement dated June 15, 2002 (Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 2002 filed on October 15, 2002.

10.1	Press Release dated July 17, 2003 Announces Termination Of Letter Of Intent And New Strategic Direction (Incorporated by reference from Current Report on Form 8-K filed July 17, 2003)

	Exhibit No.	Title
	10.2	SkyLynx Communications, Inc. 2002 Equity Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.3	Consultation and Securities Compensation Agreement between the Company and Carl Dilley dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.4	Consultation and Securities Compensation Agreement between the Company and Clifford L. Neuman dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.5	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.6	Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.7	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.8	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)

*	14.1	Code of Ethics

	17	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)

	31.	Certification

	32.	Certification pursuant to 18 U.S.C. Section 1350

*	Previously filed.
(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 19, 2005, Items 1.01, 2.01 and 9.01, as filed with the Commission on April 25, 2005.

Current Report on Form 8-K dated May 2, 2005, Items 1.01, 8.01 and 9.01, as filed with the Commission on May 5, 2005.

Current Report on Form 8-K dated May 4, 2005, Items 3.02 and 9.01, as filed with the Commission on May 9, 2005.

Current Report on Form 8-K dated May 27, 2005, Items 1.01 and 9.01, as filed with the Commission on May 31, 2005.

Current Report on Form 8-K dated June 27, 2005, Items 8.01 and 9.01, as filed with the Commission on June 29, 2005.

Current Report on Form 8-K dated August 2, 2005, Items 3.02 and 9.01, as filed with the Commission on August 8, 2005.

Current Report on Form 8-K dated January 2, 2005, Item3.02, as filed with the Commission on August 17, 2005.

Current Report on Form 8-K dated August 15, 2005, Item 1.02, as filed with the Commission on August 22, 2005.

Current Report on Form 8-K dated September 28, 2005, Item 5.02, as filed with the Commission on September 29, 2005.

Current Report on Form 8-K dated November 10, 2004, Items 1.01, 4.01 and 9.01, as filed with the Commission on November 3, 2005.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
In the last two fiscal years, we have retained Cordovano & Honeck (C&H) as our principal accountants. C&H audited our consolidated financial statements for fiscal 2005 and 2004. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.
After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company’s principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.
The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2005	2004
Audit fees — audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$22,822	$19,409
Audit-related fees — related to the performance of audit or review of financial statements not reported under “audit fees” above	—	—
Tax fees — tax compliance, tax advice and tax planning	—	—
All other fees — services provided by our principal accountants other than those identified above	—	11,123

Total fees paid or accrued to our principal accountants	$22,822	$30,532

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLYNX COMMUNICATIONS, INC.

Date: November 30, 2005	By:	/s/ Gary L. Brown

Gary L. Brown, Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary L. Brown	Chief Executive Officer and Director	November 30, 2005
Gary L. Brown	(Principal Executive Officer)

Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Steven D. Smith
Steven D. Smith	Director	November 30, 2005

/s/ Stephen L. Rogers
Stephen L. Rogers	Director	November 30, 2005

/s/ Robert D. Weiss
Robert D. Weiss	Director	November 30, 2005

/s/ Alfredo Chang
Alfredo Chang	Director	November 30, 2005

EXHIBIT INDEX

Exhibit No.	Title
2.1	Letter of Understanding dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.

2.2	Option Agreement dated December 13, 2001 (Incorporated by reference from Current Report on Form 8-K filed May 15, 2002.

2.3	Agreement and Plan of Reorganization between Rover Telcom Corporation, Shareholders of Rover Telcom Corporation and Basic Technologies, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

2.4	Asset Purchase and Lock-Up Agreement by and Between Rover Group, Inc. and Inforum Communications, Inc. (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

2.5	Agreement and Plan of Merger between Basic Technologies, Inc. and StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K Filed May 7, 2003)

2.6	Agreement And Plan Of Reorganization by and Among SkyLynx Communications, Inc. Interim Corporate Resources LLC (Incorporated by reference from Current Report on Form 8-K filed December 23, 2003)

3.1.	Certificate of Incorporation of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

3.2	By-Laws of StarCom Wireless Networks, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 7, 2003).

3.3	Certificate of Amendment to Certificate of Incorporation changing the name of the Company to SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed September 29, 2003).

3.4	Articles of Incorporation of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K filed September 9, 2002).

3.5	By-Laws of Rover Telcom Corporation (Incorporated by reference from Current Report on Form 8-K Filed September 9, 2002)

9.0	Trust Agreement dated June 15, 2002 (Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 2002 filed on October 15, 2002.

10.1	Press Release dated July 17, 2003 Announces Termination Of Letter Of Intent And New Strategic Direction (Incorporated by reference from Current Report on Form 8-K filed July 17, 2003)

	Exhibit No.	Title
	10.2	SkyLynx Communications, Inc. 2002 Equity Incentive Plan (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.3	Consultation and Securities Compensation Agreement between the Company and Carl Dilley dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.4	Consultation and Securities Compensation Agreement between the Company and Clifford L. Neuman dated November 4, 2003 (Incorporated by reference from Registration Statement on Form S-8 filed December 8, 2003)

	10.5	Common Stock Purchase Agreement between Gus Yepes and SkyLynx Communications, Inc. (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.6	Agreement between Inversiones Sinalco, S.A., IdNet, S.A., and SkyLynx Communications Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.7	Escrow Agreement between Gus Yepes and SkyLynx Communications, Inc. . (Incorporated by reference from Current Report on Form 8-K filed May 14, 2004)

	10.8	AVL Business Brochure (Incorporated by reference from Current Report on Form 8-K filed June 29, 2004)

*	14.1	Code of Ethics

	17	Resignation letter From Steven S. Jesson dated September 2, 2004 (Incorporated by reference from Current Report on Form 8-K filed September 3, 2004)

	31.	Certification

	32.	Certification pursuant to 18 U.S.C. Section 1350

*	Previously filed.