Form 10QSB
period 2005-09-30
SKYLYNX COMMUNICATIONS INC
filed 2005-12-19
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                       30,323,726
          Class                                   Number of shares outstanding at September 30, 2005.

Part 1.          Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2005
Assets
Current assets:
Cash	$ 551,210
Accounts receivable, net	26,686
Note receivable	50,000
Prepaid expenses	51,662
Prepaid loan costs	74,762
Other current assets	1,756
Total current assets	756,076
Property and equipment, net	23,624
Other assets	28,704

$ 808,404

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 590,530
Accrued salaries	492,942
Other accrued liabilities	89,397
Deferred revenues	36,306
Loan payable	504,497
Loan payable to related parties	2,800
Total current liabilities	1,716,472

Convertible debentures	147,520
Convertible debentures, related parties	105,038
Note payable net of discount of $244,872	755,128
Total liabilities	2,724,168

Shareholders' deficit:
Common stock	3,032
Additional paid-in capital	7,070,439
Retained deficit	(8,989,225)

Total shareholder's deficit	(1,915,754)
$ 808,404

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	2005	2004

Internet service revenue	$ 85,526	$ 85,428

Operating expenses:
Costs of revenue	56,163	51,710
Selling, general and administrative	361,008	302,694
Research and development	12,883	196,137
Stock-based compensation:
Salaries	0	34,900
Board services	0	40,000
Employees	2,600	0
Consulting	0	24,000
Total operating expenses	432,654	649,441

Loss from operations	(347,128)	(564,013)

Other (expense) income:
Other income	625	0
Interest expense	(809,394)	0
Total other (expense) income	(808,769)	0

Income tax provision	0	0

Net loss	$ (1,155,897)	$(564,013)

Basic and diluted loss per share	$ (0.04)	$ (0.04)

Weighted average common shares outstanding	30,212,314	15,686,898

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,155,897)	$(564,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,787	24,058
Amortization of discount on note payable	755,128	0
Common stock issued in exchange for services	2,600	24,000
Common stock issued in exchange for
salaries and board services	0	56,900
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable	3,995	12,445
Other assets	(20,626)	2,974
Prepaid expenses	(26,070)	664
Accounts payable and accrued liabilities	7,366	337,235
Deferred revenues	(604)	(2,391)
Net cash (used in) operating activities	(430,321)	(108,128)

Cash flows from investing activities:
Equipment purchases	0	(14,817)
Net cash provided (used) in investing activities	0	(14,817)

Cash flows from financing activities:
Proceeds from related party loans	0	55,340
Repayment of related party loans	(9,000)	0
Proceeds from issuance of note payable	1,000,000	0
Repayment of notes payable	(3,200)	0
Increase in deferred loan costs	(32,332)	0
Proceeds from sale of common stock	0	65,000
Net cash provided by financing activities	955,468	120,340

Net change in cash	525,147	(2,605)

Cash, beginning of period	26,063	22,712
Cash, end of period	$ 551,210	$ 20,107

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2005 and should be read in conjunction with the notes thereto.

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

Financial data presented herein are unaudited.

Note 2: Related party transactions

As of September 30, 2005 the Company has loan payables due to its officers and director as follows:
Loans payable to a board member, at interest of 8%, unsecured, due on demand	$ 2,800

During the three months ended September 30, 2005, the Company issued 40,000 shares of its common stock in exchange for services rendered from officers and directors of the company. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock based compensation expense of $2,600 was recognized in the accompanying consolidated financial statements for the three months ended September 30, 2005.

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2005 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Note payable

During the three months ended September 30, 2005, the Company entered into a Securities Purchase Agreement providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $3,000,000 and warrants to purchase an aggregate of 10,000,000 shares of common stock for the aggregate consideration of $3,000,000. As of September 30, 2005, the Company had issued convertible notes of $1,000,000 due July 29, 2008 that are convertible into approximately 30,303,303 shares of common stock at an effective conversion price of $.033 per share. The debentures were issued at par and pay interest of 8% annually. The holder can convert the debenture into common stock at any time prior to maturity or redemption.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $740,724 to the convertible debentures and $259,276 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. Because the calculated beneficial conversion amount exceeded the remaining net carrying value of the convertible debentures, the beneficial conversion was recorded in an amount equal to the remaining net carrying value of the convertible debentures of $740,724 with a corresponding amount recorded as additional paid-in-capital. The amount recorded for the common stock purchase warrants will be amortized as interest expense over the term of the convertible debentures. However, because the debentures may be converted at any time after the issue date, $740,724 was immediately recognized as interest expense.

The Company has issued a Security Agreement in connection with the above agreement to provide a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge of all of the Company's obligations under the convertible note and warrant agreements.

Note 5: Shareholders' deficit

During the three months ended September 30, 2004, the Company agreed to pay Black Knight Ventures, Inc., or its designees, an investment banking engagement fee consisting of 300,000 shares of common stock. In addition, Black Knight Ventures will receive a transaction fee, to be determined, upon their successfully arranging a financial or other transaction for the Company. Mr. Weiss was elected to the Board of Directors of the Company on September 13, 2004. Mr. Weiss and his wife, Lisa Weiss, are principals in Black Knight Ventures, Inc., a NASD member that provides investment-banking services to the Company.

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

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2005:
			Additional
	Common	stock	Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005	30,019,442	$3,001	$6,067,871	$(7,833,328)	$(1,762,456)
Adjustment to issuance of common
stock	264,284	27	(27)
Issuance of common stock for services	40,000	4	2,596		2,600
Issuance of warrants in conjunction with convertible note			259,276		259,276
Beneficial conversion feature related to convertible note			740,723		740,723
Net loss for the three months
ended September 30, 2005				(1,155,897)	(1,155,897)
Balance, September 30, 2005	30,323,726	$3,032	$7,070,439	$(8,989,225)	$(1,915,754)

6. Stock Warrants

On July 29, 2005, the Company granted to the Buyers of the convertible notes under the Securities Purchase Agreement described in Note 4, above, warrants to purchase 3,332,533 shares of its Common Stock. The warrants carry an exercise price of $0.20 per share and vest on the date of grant. No warrants have yet been exercised.

The market price of the Company's common stock on the date of grant was $0.079. The exercise price and fair value of these warrants as of September 30, 2005, were $0.20 and $0.02, respectively.

The fair value for the warrants granted during the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate.	4.02%
Dividend yield	0.00%
Volatility factor	296.50%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company's outstanding stock awards:
	Options Outstanding		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at June 30, 2005	486,823	$3.00	$3.00
Awards granted	3,332,533	$0.20	$0.20
Awards exercised	-	$0.00	$ -
Awards cancelled/expired	-	$0.00	$ -

Balance at September 30, 2005	3,819,356	$0.20 to $3.00	$0.56

7. Commitments and Contingencies

Optigate, Inc. v. Rover Telcom, Inc., (hereafter called "Rover"). OptiGate, Inc., (hereafter "OptiGate") filed suit against Rover, a wholly owned subsidiary of the Company in the U. S. District Court for the Northern District of California, Fresno Div., CA No. 03 CE CG 03733. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000 as this is the amount of legal fees we expect to incur in defending this matter. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.

Angelo v. SkyLynx Communications, Inc., involved a dissident shareholder/lender to Founders Industries, Inc., (hereafter called "Founders"), from whom the company acquired control of Basic Technologies, Inc., (hereafter called "BTEC") after all assets and liabilities had been transferred from BTEC to Founders. The plaintiff allegedly loaned money to BTEC long prior to the transaction by which control was transferred to new management. The plaintiff accepted shares of BTEC (now Founders) along the way. The liability was taken over by Founders and BTEC received a hold harmless from Founders. Founders did not pay back the debt and suit ensued. Founders and Brian Walker, its president, agreed to hold SkyLynx harmless from this debt. This case was dismissed as to the company on July 15, 2005.

The company had employment agreements with Fred Anderson, Jon Fatula and Kevin Gorman. Under those agreements the company agreed to negotiate a reimbursement to these employees certain sums allegedly owed them by StarCom Wireless, Inc., (hereafter called "StarCom"). Mr. Fatula and Mr. Gorman filed secured claims against the bankrupt estate of StarCom in the case referred to in item 1 above. Mr. Anderson did not file a civil claim despite being urged to do so. Mr. Anderson did file a claim in the Ch. 11 and Ch. 7 bankruptcy cases of StarCom.

Mr. Anderson says that some amount in excess of $300,000 is due him and that is disputed. Initially he made no claim in bankruptcy for any amount. Secondly he was urged to file suit against StarCom more two years ago and declined. Thirdly his claim against SkyLynx includes salary claims on behalf of his wife who is not a party to our agreement. Fourth the amount claimed includes sales by a company owned by Mr. Anderson and allegedly not paid for by StarCom. SkyLynx did not agree to reimburse him for any of those items. Finally it appears that Mr. Anderson was being paid back salary by StarCom and AllCom, Inc., an affiliate of StarCom, but not giving any credit to SkyLynx for the amounts paid.

In all three instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further, subject to "...the final terms and conditions being negotiated between us."

No other known or asserted claims against the Company exist to the knowledge of management.

8. Subsequent Events

On November 29, 2005, SkyLynx Communications, Inc. the (the "Company") executed a definitive Agreement and Plan of Merger ("the Merger Agreement") between and among the Company, an acquisition subsidiary SkyLynx Acquisition Company ("SAC"), and Vetco Hospitals, Inc., a California corporation ("VETCO").

The Merger Agreement provides for the Merger of SAC with and into VETCO, with VETCO to be the surviving corporation.

Upon consummation of the Merger, all issued and outstanding shares of VETCO common stock will be converted automatically into an aggregate of 1,000,000 SkyLynx Series A Convertible Preferred Stock having a Stated Value of $3.00 per share (the "Series A Preferred"). The number of shares of Series A Preferred to be issued to the VETCO shareholders shall be adjusted at the time of Closing such that the total number of shares of SkyLynx Common Stock issuable upon conversion of the Series A Preferred (the "Conversion Stock") shall represent, at closing, 55% of the total issued and outstanding shares of SkyLynx Common Stock, on the Closing Date, on a fully diluted basis, excluding shares of Common Stock issued or reserved for issuance pursuant to Securities Purchase Agreements and related instruments entered into by SkyLynx with NIR Group investors.

At the Effective Time, all issued and outstanding options, warrants and other rights to acquire shares of VETCO common stock, if any, shall be converted into identical rights with respect to SkyLynx Common Stock. No new options are to be granted prior to closing.

On December 16, 2005, the Company executed a definitive Agreement and Plan of Merger with Digital Computer Integration Corporation ("DCI"), Defense Technology Systems, Inc. and Zenon Maiekowicz as Shareholders of DCI (Shareholders). Under the terms of the agreement, if consummated, the Company will acquire 100% of the issued and outstanding shares of DCI in exchange for 572,776 shares of Series B Convertible Preferred Stock and 3,748,518 shares of Series C Convertible Preferred Stock.

The acquisitions of Vetco and DCI are subject to customary conditions. If consummated, the acquisitions will result in a change in control of the Company.
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2005 and material changes in our results of operations for the three months ended September 30, 2005, as compared to the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

We incurred a net loss of $1,155,897 for the three months ended September 30, 2005, as compared to a net loss of $564,013 for the three months ended September 30, 2004 due to the following:

Stock-based compensation decreased to $2,600 for the three months ended September 30, 2005 as compared to $98,900 for the three months ended September 30, 2004. The reduction in the Company's stock price caused the reduction of stock-based compensation in the three months ended September 30, 2005 compared to the same period in 2004.

Sales revenue remained relatively consistent at $85,526 for the three months ended September 30, 2005, as compared to $85,428 for the comparative period in the prior year.

Costs of revenue increased approximately 9 percent, to $56,163 for the three months ended September 30, 2005, as compared to $51,710 for the three months ended September 30, 2004 primarily due to an increase in our Internet backhaul charges.

General and administrative expenses increased approximately 19 percent, to $361,008 for the three months ended September 30, 2005, as compared to $302,694 for the three months ended September 30, 2004. The increase is related to increased general and administrative costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations.

Interest expense increase to $809,394 for the three months ended September 30, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures with a beneficial conversion feature valued at $740,724 and amortizing the value of the warrants issued in connection with the debentures for an additional $14,404.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $756,076 (including $551,210 in cash) compared with current liabilities of $1,716,472, resulting in a working capital deficit of $960,396 as of September 30, 2005. Our auditors have questioned our ability to continue as a going concern in our June 30, 2005 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2005 increased $525,147 from $26,063 to $551,210 as of September 30, 2005. The increase was mainly due to the proceeds from the issuance of a note payable of $1,000,000, offset by cash used for the payments of existing loans and negative cash flows from operations of $430,321. Negative cash flows from operations consisted primarily of our $1,155,897 net loss, and an increase in accounts payable and accruals of $97,812.

Until we establish profitable operations, our sources of liquidity will continue to be notes payable, shareholder loans and common stock sales. Our Internet service provider operations incurred a net loss of approximately $9,350 during the three months ended September 30, 2005 and are not expected to provide operating cash in the foreseeable future.

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

 ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company's internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to the evaluation date.

Certification by each Director and Executive Officer has been executed.

PART 2.      OTHER INFORMATION

Item 1 - Legal Information:

Optigate, Inc. v. Rover Telcom, Inc., (hereafter called "Rover"). OptiGate, Inc., (hereafter "OptiGate") filed suit against Rover, a wholly owned subsidiary of the Company in the U. S. District Court for the Northern District of California, Fresno Div., CA No. 03 CE CG 03733. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000 as this is the amount of legal fees we expect to incur in defending this matter. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.

Angelo v. SkyLynx Communications, Inc., involved a dissident shareholder/lender to Founders Industries, Inc., (hereafter called "Founders"), from whom the company acquired control of Basic Technologies, Inc., (hereafter called "BTEC") after all assets and liabilities had been transferred from BTEC to Founders. The plaintiff allegedly loaned money to BTEC long prior to the transaction by which control was transferred to new management. The plaintiff accepted shares of BTEC (now Founders) along the way. The liability was taken over by Founders and BTEC received a hold harmless from Founders. Founders did not pay back the debt and suit ensued. Founders and Brian Walker, its president, agreed to hold SkyLynx harmless from this debt.  This case was dismissed as to the company on July 15, 2005.

The company had employment agreements with Fred Anderson, Jon Fatula and Kevin Gorman. Under those agreements the company agreed to negotiate a reimbursement to these employees certain sums allegedly owed them by StarCom Wireless, Inc., (hereafter called "StarCom"). Mr. Fatula and Mr. Gorman filed secured claims against the bankrupt estate of StarCom in the case referred to in item 1 above. Mr. Anderson did not file a civil claim despite being urged to do so. Mr. Anderson did file a claim in the Ch. 11 and Ch. 7 bankruptcy cases of StarCom.

Mr. Anderson says that some amount in excess of $300,000 is due him and that is disputed. Initially he made no claim in bankruptcy for any amount. Secondly he was urged to file suit against StarCom more two years ago and declined. Thirdly his claim against SkyLynx includes salary claims on behalf of his wife who is not a party to our agreement. Fourth the amount claimed includes sales by a company owned by Mr. Anderson and allegedly not paid for by StarCom. SkyLynx did not agree to reimburse him for any of those items. Finally it appears that Mr. Anderson was being paid back salary by StarCom and AllCom, Inc., an affiliate of StarCom, but not giving any credit to SkyLynx for the amounts paid.

In all three instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further, subject to "...the final terms and conditions being negotiated between us."

For the reasons enumerated above no amount should be specified. At the most a footnote of potential undetermined sums may be owed.

No other known or asserted claims against the Company exist to the knowledge of management.

Item 2 - Recent Sales of Unregistered Securities:

In August 2005, the Company issued an aggregate of 40,000 shares of common stock to employees in consideration of services. The persons receiving the securities qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

Item 3 - Defaults upon Senior Securities:

         None.

Item 4 - Submission of Matters to a Vote of Security Holders:

         None.

Item 5 - Other information:

         None.

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits:
	Exhibit No.	Description
	10.1	Agreement and Plan of Merger dated December 16, 2005 with Digital Computer Integration Corporation, et al.
	31	Certification
	32	Certification Pursuant to U.S.C. Section 1350

(b)	Reports on Form 8-K:
On November 3, 2005, the Company filed a Current Report on Form 8-K, announcing a change in the name of the Company's Certified Public Accountants and entry into a material definitive agreement.
On November 29, 2005, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLYNX COMMUNICATIONS, INC.
Date: December 19, 2005	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer