Form 10QSB
period 2005-12-31
SKYLYNX COMMUNICATIONS INC
filed 2006-02-14
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 2005

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

        SKYLYNX COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1465836 (I.R.S. Employer Identification No.)

1502 Stickney Point Road, # 501, Sarasota, FL 34231
(Address of principal executive offices) (Zip Code)
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 926-2510

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                                                                 31,203,726
          Class                                                            Number of shares outstanding at December 31, 2005.

Part 1.          Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
December 31, 2005
Assets
Current assets:
Cash	$ 42,527
Accounts receivable, net	25,741
Notes receivable	255,000
Prepaid expenses	31,066
Prepaid loan costs	20,655
Other current assets	4,624
Total current assets	379,613

Property and equipment, net	19,837
Deferred loan costs	43,056
Other assets	27,806
Total Assets	$ 470,312

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 583,298
Accounts payable, related parties	22,900
Accrued salaries	505,220
Other accrued liabilities	68,756
Deferred revenues	34,849
Loan payable	500,000
Loan payable to related parties	2,800
Total current liabilities	1,717,823

Convertible debentures	147,520
Convertible debentures, related parties	105,038
Note payable net of discount of $223,265	776,735
Total liabilities	$ 2,747,116

Shareholders' deficit:
Common stock	3,120
Additional paid-in capital	7,132,451
Retained deficit	(9,412,375)
Total shareholder's deficit	(2,276,804)
$ 470,312

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Internet service revenue	$ 92,562	$ 94,088	$ 178,088	$ 179,516

Operating expenses:
Costs of revenue	61,567	51,107	117,730	102,817
Selling, general and administrative	317,938	383,778	678,946	686,472
Contributed rent	-	-	-	-
Bad debt expense	-	-	-	-
Costs of terminated merger	4,506	-	4,506	-
Research & development costs	9,723	222,855	22,606	418,992
Stock-based compensation:
Salaries	4,000	18,000	2,600	52,900
Board services	-	-	4,000	40,000
Consulting	65,600	31,000	65,600	55,000
Total operating expenses	463,334	706,740	895,988	1,356,181

Loss from operations	(370,772)	(612,652)	(717,900)	(1,176,665)

Other (expense) income:
Other income	3,130	-	3,755	-
Interest expense	(55,508)	-	(864,902)	-
Total other (expense) income	(52,378)	-	(861,147)	-

Loss before income taxes	(423,150)	(612,652)	(1,579,047)	(1,176,665)

Income tax provision	-	-	-	-

Net loss	$ (423,150)	$ (612,652)	$(1,579,047)	$(1,176,665)

Basic and diluted loss per share	$ (0.01)	$ (0.04)	$ (0.05)	$ (0.07)

Weighted average common shares outstanding	30,495,900	16,866,601	30,349,107	16,108,476

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
	2005	2004
Net cash used in operating activities	(730,058)	(542,321)

Cash flows from investing activities:
Equipment purchases	-	(27,237)
Notes receivable	(205,000)	-
Investment	(10,500)	-
Net cash used in investing activities	(215,500)	(27,237)

Cash flows from financing activities:
Repayment of related party loans	(9,000)	-
Proceeds from issuance of note payable	1,000,000	500,000
Proceeds from sale of common stock	-	100,000
Repayment of notes payable	(7,697)	-
Payments for debt issue costs	(35,051)	(32,035)
Decrease in prepaid loan costs	13,770	-
Net cash provided by financing activities	962,022	567,965

Net change in cash	16,464	(1,593)

Cash, beginning of period	26,063	22,712
Cash, end of period	$ 42,527	$ 21,119

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 0	$ 0
Cash paid for interest	$ 0	$ 10,000
Noncash financing transaction:
Convertible debenture issuance for loans payable, accrued salaries, and accounts payable	-	$ 709,798

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

Note 2: Related party transactions

The Company has loan payables due to its officers and director as follows:

As of December 31, 2005 the Company has loan payables due to its officers and director as follows:

Loans payable to a board member, at interest of 8%, unsecured, due on demand	$ 2,800

During the six months ended December 31, 2005, the Company issued 90,000 shares of its common stock in exchange for services rendered from officers and directors of the company. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock based compensation expense of $6,600 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2005.

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2005 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Note payable

During the six months ended December 31, 2005, the Company entered into a Securities Purchase Agreement providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $3,000,000 and warrants to purchase an aggregate of 10,000,000 shares of common stock for the aggregate consideration of $3,000,000.  As of December 31, 2005, the Company had issued convertible notes of $1,000,000 due July 29, 2008 that is convertible into approximately 30,303,303 shares of common stock at an effective conversion price of $.033 per share.  The debentures were issued at par and pay interest of 8% annually.  The holder can convert the debenture into common stock at any time prior to maturity or redemption.

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

Both the Company and the lender recognize that the Company will have to effect either a reverse split or increase the number of authorized shares to be able to issue all the shares potentially issuable under the NIR convertible notes and warrants.  However, due to the contractual limitation of the investors' ownership percentage in the Company, we do not anticipate any difficulty in fulfilling our obligations.

Note 5: Shareholders' deficit

Six Months Ended December 31, 2004

During the six months ended December 31, 2004, the Company agreed to pay Black Knight Ventures, Inc., or its designees, an investment banking engagement fee consisting of 300,000 shares of common stock. In addition, Black Knight Ventures will receive a transaction fee, to be determined, upon their successfully arranging a financial or other transaction for the Company. Mr. Weiss was elected to the Board of Directors of the Company on September 13, 2004. Mr. Weiss and his wife, Lisa Weiss, are principals in Black Knight Ventures, Inc., a NASD member that provides investment-banking services to the Company.

During the six months ended December 31, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $34,900 was recognized in the accompanying consolidated financial statements for the three months ended December 31, 2004.

During the six months ended December 31, 2004, the Company issued 500,000 shares of its common stock to compensate members of the board of directors for their services as directors. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $40,000 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2004.

During the six months ended December 31, 2004, the Company sold 928,573 shares of its common stock to investors for gross proceeds totaling $65,000.

Six Months Ended December 31, 2005

During the six months ended December 31, 2005, the Company issued 800,000 shares of its common stock in exchange for services rendered from a consultant. The stock issuance was recorded at the market value of the Company's common stock on the transaction date. Stock based compensation expense of $65,600 was recognized in the accompanying consolidated financial statements for the six months ended December 31, 2005.

During the six months ended December 31, 2005, the Company issued 30,000 shares of its common stock in exchange for the settlement of a payable. The stock issuance was recorded at the fair value of the services provided.

Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2005:

			Additional
	Common	stock	Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005	30,019,442	$3,001	$6,067,871	$(7,833,328)	$(1,762,456)
Adjustment to issuance of common
stock	264,284	27	(27)
Issuance of common stock for services	890,000	89	72,111		72,200
Issuance of common stock in relief of a payable	30,000	3	2,997		3,000
Issuance of warrants in conjunction with notes payable			740,723		740,723
Discount on notes payable			259,276		259,276
Additional payments for purchase of Inforum			(10,500)		(10,500)
Net loss for the six months
ended December 31, 2005				(1,579,047)	(1,579,047)
Balance, December 31, 2005	31,203,726	$3,120	$7,132,451	$(9,412,375)	$(2,276,804)

6. Stock Warrants

On July 29, 2005, the Company granted to the Buyers of the convertible notes under the Securities Purchase Agreement described in Note 4 above, warrants to purchase 3,332,533 shares of its Common Stock. The warrants carry an exercise price of $0.20 per share and vest on the date of grant. No warrants have yet been exercised.

The market price of the Company's common stock on the date of grant was $0.079. The weighted average exercise price and weighted average fair value of these warrants as of December 31, 2005 was $0.20 and $.08, respectively.

The fair value for the warrants granted during the six months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.02%
Dividend yield	0.00%
Volatility factor	296.50%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company's outstanding stock awards:
	Options Outstanding		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at June 30, 2005	486,823	$3.00	$3.00
Awards granted	3,332,533	$0.20	$0.20
Awards exercised	-	$0.00	$ -
Awards cancelled/expired	-	$0.00	$ -

Balance at December 31, 2005	3,819,356	$0.20 to $3.00	$0.56

7. Commitments and Contingencies

Optigate, Inc. v. Rover Telcom, Inc., (hereafter called "Rover"). OptiGate, Inc., (hereafter "OptiGate") filed suit against Rover, a wholly owned subsidiary of the Company in the U. S. District Court for the Northern District of California, Fresno Div., CA No. 03 CE CG 03733. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000, which was subsequently rejected. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.

Angelo v. SkyLynx Communications, Inc., involves a dissident shareholder/lender to Founders Industries, Inc., (hereafter called "Founders"), from whom the company acquired control of Basic Technologies, Inc., (hereafter called "BTEC") after all assets and liabilities had been transferred from BTEC to Founders. The plaintiff allegedly loaned money to BTEC long prior to the transaction by which control was transferred to new management. The plaintiff accepted shares of BTEC (now Founders) along the way. The liability was taken over by Founders and BTEC received a hold harmless from Founders. Founders did not pay back the debt and suit ensued. Founders and Brian Walker, its president, have agreed to hold SkyLynx harmless from this debt. The exposure of the company is believed to be negligible. This case was dismissed as to the company on July 15, 2005.

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

Mr. Anderson says that some amount in excess of $300,000 is due him and that is disputed. First he made no claim in bankruptcy for any amount. Secondly he was urged to file suit against StarCom more two years ago and declined. Thirdly his claim against SkyLynx includes salary claims on behalf of his wife who is not a party to our agreement. Fourth the amount claimed includes sales by a company owned by Mr. Anderson and allegedly not paid for by StarCom. SkyLynx did not agree to reimburse him for any of those items. Finally it appears that Mr. Anderson was being paid back salary by StarCom and AllCom, Inc., an affiliate of StarCom, but not giving any credit to SkyLynx for the amounts paid.

In all instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further are subject to "...the final terms and conditions being negotiated between us."

On January 24, 2006, SkyLynx Communications, Inc. (the "Company"), was served with a Summons and Petition that was filed in the District Court of Dallas County, Texas, B-44th Judicial District, Cause No. 06-00451 by New Market Technology, Inc., as plaintiff, against the Company, Digital Computer Integration Corporation ("DCI") and other parties. The factual nexus of the claims center around transactions that occurred between DCI, the plaintiff and other parties. In December, 2005, the Company announced that it had entered into a definitive Agreement and Plan of Merger to acquire DCI. In the Petition, the plaintiff asserts numerous claims against the other defendants and the Company, including claims based upon tortuous interference with contract and conspiracy. The Company is currently negotiating a settlement.

8. Acquisitions

On November 29, 2005, SkyLynx Communications, Inc. (the "Company") executed a definitive Agreement and Plan of Merger ("the Merger Agreement") between and among the Company, an acquisition subsidiary SkyLynx Acquisition Company ("SAC") a wholly owned subsidiary, and Vetco Hospitals, Inc., a California corporation ("VETCO").

The Merger Agreement provides for the Merger of SAC with and into VETCO, with VETCO to be the surviving corporation

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

As of December 31, 2005, the Merger has not been consummated; therefore none of the operations of VETCO have been included in the attached consolidated financial statements.

On December 16, 2005, SkyLynx Communications, Inc. the (the "Company") executed a definitive Agreement and Plan of Merger ("the Merger Agreement") between and among the Company, an acquisition subsidiary SkyLynx Acquisition Company ("SAC"), and Digital Computer Integration Corporation, a Texas corporation ("DCI"), Defense Technology Systems, Inc., a Delaware corporation ("DFTS"), a shareholder of DCI, and Zenon Maciekowicz and Clara Jane Maciekowicz, individually, collectively and as shareholders of DCI.

The Merger Agreement provides for the Merger of SAC with and into DCI, with DCI to be the surviving corporation.

Upon consummation of the Merger, the issued and outstanding shares of DCI common stock owned by Defense Technology Systems, Inc. ("DFTS") (51%) will be converted automatically into an aggregate of 572,776 shares of SkyLynx Series B Convertible Preferred Stock having a Stated Value of $1.00 per share (the "Series B Preferred"). The remaining issued and outstanding shares of DCI common stock owned by Zenon and Clara Jane Maciekowicz, ("ZM") (49%), will be converted into an aggregate of 3,648,518 shares of SkyLynx Series C Convertible Preferred Stock having a stated value of $1.00 per share (the "Series C Preferred").

Of the Series C Preferred to be issued to ZM on the effective date of the merger, an aggregate of 3,500,000 shares will be escrowed upon DCI achieving certain gross revenue and net profit milestones over five years following the closing. Any shares of Series C Preferred not earned at the end of five years shall be canceled.

The merger agreement also contemplates that SkyLynx will issue a promissory note in favor of New Market Technology, Inc., in the principal amount of $1.2 million. A promissory note made by DCI in favor of New Market Technology, Inc., also in the principal amount of $1.2 million will be assigned by DCI to DFTS, without recourse.

At closing, DCI shall also assign to DFTS shares of Series G Convertible Preferred Stock of New Market Technology, Inc., owned by DCI and held as portfolio securities.

The acquisition of DCI is scheduled to be completed on or about February 28, 2006.

As of December 31, 2005, the Merger has not been consummated; therefore none of the operations of DCI have been included in the attached consolidated financial statements.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2005 and material changes in our results of operations for the three and six months ended December 31, 2005, as compared to the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended December 31, 2005 versus Three Months Ended December 31, 2004

We incurred a net loss of $423,150 for the three months ended December 31, 2005, as compared to a net loss of $612,652 for the three months ended December 31, 2004 due to the following:

Stock-based compensation increased to $69,600 for the three months ended December 31, 2005 as compared to $49,000 for the three months ended December 31, 2004. The reduction in the Company's stock price caused the increase of stock-based compensation in the three months ended December 31, 2005 compared to the same period in 2004.

Sales revenue remained relatively consistent at $92,562 for the three months ended December 31, 2005, as compared to $94,088 for the comparative period in the prior year.

Costs of revenue increased approximately 20 percent, to $61,567 for the three months ended December 31, 2005, as compared to $51,107 for the three months ended December 31, 2004 primarily due to an increase in our connection charges.

General and administrative expenses decreased by $65,840 to $317,938 for the three months ended December 31 2005, as compared to $383,778 for the three months ended December 31, 2004. This decrease is primarily due to a reduction in research and development expenses.

Interest expense increased to $55,508 for the three months ended December 31, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures with a beneficial conversion feature valued at $740,724 and amortizing the value of the warrants issued in connection with the debentures for an additional $14,404.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Six Months Ended December 31, 2005 versus Three Months Ended December 31, 2004

We incurred a net loss of $1,579,047 for the six months ended December 31, 2005, as compared to a net loss of $1,176,665 for the six months ended December 31, 2004 due to the following:

Stock-based compensation decreased to $72,200 for the six months ended December 31, 2005 as compared to $147,900 for the six months ended December 31, 2004. The reduction in the Company's stock price caused the decrease of stock-based compensation in the six months ended December 31, 2005 compared to the same period in 2004.

Sales revenue remained relatively consistent at $178,088 for the six months ended December 31, 2005, as compared to $179,516 for the comparative period in the prior year.

Costs of revenue increased approximately 15 percent, to $117,730 for the six months ended December 31, 2005, as compared to $102,817 for the six months ended December 31, 2004 primarily due to an increase in our connection charges.

General and administrative expenses decreased to $678,946 for the six months ended December 31 2005, as compared to $686,472 for the six months ended December 31, 2004. This decrease was due to a decrease in stock based compensation.

Interest expense increased to $864,902 for the three months ended December 31, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures with a beneficial conversion feature valued at $740,724 and amortizing the value of the warrants issued in connection with the debentures for an additional $14,404.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $379,613 (including $42,527 in cash) compared with current liabilities of $1,717,823 resulting in a working capital deficit of $1,338,210 as of December 31, 2005. Our auditors have questioned our ability to continue as a going concern in our June 30, 2005 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2005 increased $16,464 from $26,063 to $42,527 as of December 31, 2005. The increase was mainly due to the proceeds from the issuance of a note payable of $1,000,000, offset by cash used for the payments of existing loans and negative cash flows from operations of $730,058. Negative cash flows from operations consisted primarily of our $1,579,047 net loss, less the amortization of discounts on notes payable of $776,735 and common stock issued for services of $72,200.

Until we establish profitable operations, our sources of liquidity will continue to be notes payable, shareholder loans and common stock sales. Our Internet service provider operations incurred a net loss of approximately $9,350 during the three months ended December 31, 2005 and are not expected to provide operating cash in the foreseeable future.

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

PART 2.      OTHER INFORMATION

Item 1 - Legal Information:

Optigate, Inc. v. Rover Telcom, Inc., (hereafter called "Rover"). OptiGate, Inc., (hereafter "OptiGate") filed suit against Rover, a wholly owned subsidiary of the Company in the U. S. District Court for the Northern District of California, Fresno Div., CA No. 03 CE CG 03733. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000, which was subsequently rejected. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.

Angelo v. SkyLynx Communications, Inc., involves a dissident shareholder/lender to Founders Industries, Inc., (hereafter called "Founders"), from whom the company acquired control of Basic Technologies, Inc., (hereafter called "BTEC") after all assets and liabilities had been transferred from BTEC to Founders. The plaintiff allegedly loaned money to BTEC long prior to the transaction by which control was transferred to new management. The plaintiff accepted shares of BTEC (now Founders) along the way. The liability was taken over by Founders and BTEC received a hold harmless from Founders. Founders did not pay back the debt and suit ensued. Founders and Brian Walker, its president, have agreed to hold SkyLynx harmless from this debt. The exposure of the company is believed to be negligible. This case was dismissed as to the company on July 15, 2005.

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

Mr. Anderson says that some amount in excess of $300,000 is due him and that is disputed. First he made no claim in bankruptcy for any amount. Secondly he was urged to file suit against StarCom more two years ago and declined. Thirdly his claim against SkyLynx includes salary claims on behalf of his wife who is not a party to our agreement. Fourth the amount claimed includes sales by a company owned by Mr. Anderson and allegedly not paid for by StarCom. SkyLynx did not agree to reimburse him for any of those items. Finally it appears that Mr. Anderson was being paid back salary by StarCom and AllCom, Inc., an affiliate of StarCom, but not giving any credit to SkyLynx for the amounts paid.

In all three instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further are subject to "...the final terms and conditions being negotiated between us."

On January 24, 2006, SkyLynx Communications, Inc. (the "Company"), was served with a Summons and Petition that was filed in the District Court of Dallas County, Texas, B-44th Judicial District, Cause No. 06-00451 by New Market Technology, Inc., as plaintiff, against the Company, Digital Computer Integration Corporation ("DCI") and other parties. The factual nexus of the claims center around transactions that occurred between DCI, the plaintiff and other parties. In December, 2005, the Company announced that it had entered into a definitive Agreement and Plan of Merger to acquire DCI. In the Petition, the plaintiff asserts numerous claims against the other defendants and the Company, including claims based upon tortuous interference with contract and conspiracy. The Company is currently negotiating a settlement.

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

In December 2005, the Company issued an aggregate of 50,000 shares of common stock to a director in consideration of services. The person receiving the securities qualified as an "accredited investor" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

Also in December 2005, the Company issued an aggregate of 30,000 shares of common stock to vendor in settlement of a payable valued at $3,000.

Finally, in December 2005, the Company issued an aggregate of 800,000 shares of common stock to a consultant in consideration of services. The person receiving the securities qualified as an "accredited investor" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

On November 4, 2005, the Company filed a Current Report on Form 8-K in response to comments provided by the Securities and Exchange Commission, and filed an Amended Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

On November 29, 2005, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On December 16, 2005, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On December 8, 2005, the Company filed a Current Report on Form 8-K, announcing the issuance of 800,000 shares of unregistered securities in exchange for consulting services.

On January 24, 2006, the Company filed a Current Report on Form 8-K, announcing a claim against the Company and other parties by New Market Technology, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLYNX COMMUNICATIONS, INC.
Date: February 14, 2005	By: /s/ Gary L. Brown Gary L. Brown, President , Chief Executive Officer