Form 10QSB
period 2006-03-31
SKYLYNX COMMUNICATIONS INC
filed 2006-05-23
CIK 1061354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2006

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27635

SKYLYNX COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1465836
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1528 Stickney Point Road
                Sarasota, Florida 34231
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (941) 926-2510

        1502 Stickney Pont Road Sarasota, Florida 34231

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. [    ]¨

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]¨ NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[    ] No  [  x  ]

Issuer’s net revenues for its most recent fiscal quarter ended March 31, 2006 was $267,651.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001                                                           par value 31,203,726

Class                                                                                        Number of shares outstanding at March 31, 2006.

Transitional Small Business Format (check one). Yes [  ] ¨ No[  x  ]

Part 1.	Financial Statements
	SKYLYNX COMMUNICATIONS, INC.
	Condensed Consolidated Balance Sheet
	(Unaudited)
	March 31, 2006

Assets
	Current assets:
Cash		$ 251,302
	Accounts receivable, net	44,520
	Notes receivable	200,000
	Notes receivable, in default	205,000
	Prepaid expenses	4,042
	Prepaid loan costs	13,770
	Other current assets	21,385

	Total current assets.	740,019

	Property and equipment, net	18,106
	Deferred loan costs	78,889
Other assets		2,500

Total assets		$ 839,514

	Liabilities and Shareholders' Deficit
	Current liabilities:
	Accounts payable	$599,549
	Accrued salaries	314,763
	Other accrued liabilities	73,216
	Deferred revenues	30,289
	Derivative liability	561,471
	Loan payable	500,000
	Loan payable to related parties	2,800

	Total current liabilities	2,082,088

	Convertible debentures	147,520
	Convertible debentures, related parties	105,038
	Note payable net of discount of $201,659	1,494,312

	2

Total liabilities	3,828,958
Shareholders' deficit:
Common stock	3,120
Additional paid-in capital	6,174,796
Retained deficit	(9,167,360)

Total shareholder's deficit	(2,989,444)

$839,514

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Internet service revenue	$ 89,563	$ 98,761	$ 267,651	$ 278,277

Operating expenses:
Costs of revenue	60,922	57,095	178,652	159,912
Selling, general and administrative	407,974	275,540	1,086,920	926,257
Costs of terminated merger	-	-	4,506	-
Research & development costs	44,474	124,784	67,080	543,776
Stock-based compensation:
Salaries	-	73,500	2,600	126,400
Board services	37,211	-	41,211	40,000
Consulting	5,133	152,218	70,733	207,218

Total operating
expenses	555,714	683,137	1,451,702	2,003,563

Loss from operations	(466,151)	(584,376)	(1,184,051)	(1,725,286)

Other income (expense):
Derivative income	33,518		48,933
Other income	8,844	-	12,599	-
Interest expense	(69,496)	(47,883)	(211,513)	(83,638)
Total other income (expense)	(27,134)	(47,883)	(149,981)	(83,638)
Income (loss) before income
taxes	(439,017)	(632,259)	(1,334,032)	(1,808,924)

Income tax provision	-	-	-	-

Net income (loss)	$ (439,017)	$ (632,259)	$ (1,334,032)	$ (1,808,924)

Basic and diluted loss per share	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.11)

Weighted average common shares outstanding	30,323,726	18,457,595	30,629,821	16,547,561

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Net cash used in operating activities	$ (1,340,220)	$ (598,510)
Cash flows from investing activities:
Notes receivable	(355,000)	-
Investments	(10,500)	-
Equipment purchases	(2,115)	(28,434)
Net cash used in investing activities	(367,615)	(28,434)
Cash flows from financing activities:
Proceeds from note payable	2,000,000	500,000
Payments for debt issue costs	(70,884)	(32,035)
Payments on related party loans	(9,000)	-
Payments on notes payable	(7,697)	-
Decrease in prepaid loan costs	20,655	-
Proceeds from joint venture partner	-	105,000
Proceeds from sale of common stock	-	110,000

Net cash provided by financing activities	1,933,074	682,965

Net change in cash	225,239	56,021
Cash, beginning of year	26,063	22,712

Cash, end of year	$ 251,302	$ 78,733

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -

Cash paid for interest	$ -	$ 25,000

Non-cash financing transactions:
Convertible debenture issuance for loans payable, accrued salaries,
and accounts payable	$ -	$ 709,798

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

Financial data presented herein are unaudited. Note 2: Notes Receivable, Default

During the nine months ended March 31, 2006, the Company advanced $205,000 to Digital Computer Integration Corporation, a merger candidate and a Texas corporation ("DCI") due on April 28, 2005, with 12.5% interest. At the time of the loans, DCI and the Company had executed a definitive Agreement and Plan of Merger (see Note 8: Acquisitions), and as of March 31, 2006, the Merger was terminated without consummation.

Subsequent to March 31, 2006, DCI defaulted on the note receivable. The Company is pursuing collection of the amounts owed via the perfected collateral and through the exploration of selling or assigning the note receivable to third parties. Management believes the note, plus accrued interest, is fully collectible. However, should management determine that it is probable that the Company will be unable to collect all amounts due, the Company will record a valuation allowance up to the entire balance of the note receivable.

Note 3: Related party transactions

The Company has loan payables due to its officers and director as follows:

As of March 31, 2006 the Company has loan payables due to its officers and director as follows:

                            Loans payable to a board member, at interest of 8%, unsecured, due on demand                           $ 2,800_

During the nine months ended March 31, 2006, the Company issued 90,000 shares of its common stock in exchange for services rendered from officers and directors of the company. The stock issuances were recorded at the market value of the Company’s common stock on the transaction date. Stock based compensation expense of $6,600 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2006.

Note 4: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended March 31, 2006 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Note Payable

During the nine months ended March 31, 2006, the Company entered into a Securities Purchase Agreement providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $3,000,000 and warrants to purchase an aggregate of 10,000,000 shares of common stock for the aggregate consideration of $3,000,000.

As of March 31, 2006, the Company had issued convertible notes of $2,000,000 due July 29, 2008 that are convertible into approximately 60,606,606 shares of common stock at an effective conversion price of $.033 per share. The debentures were issued at par and pay interest of 8% annually. The holder has the right to convert at any time on or prior to the earlier of the maturity date, the date of payment of a default amount or optional prepayment amount. However, in no event shall the note holder be entitled to convert any portion of the note in excess of that portion of which the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates and (ii) the number of shares of common stock issuable upon conversion that would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company.

As of March 31, 2006, the Company issued to the holders of the 8% Callable Secured Convertible Notes warrants to purchase 6,665,066 shares of the Company’s common stock. The warrant holders have the right to convert at any time at an exercise price of $0.20 per share. The warrants may be exercised by the holder upon payment to the Company in cash or, if the resale of the warrant shares by the holder is not registered pursuant to an effective registration statement, by delivery to the Company of a written notice of an election to affect a “Cashless Exercise.” In a Cashless Exercise, in lieu of paying the exercise price in cash, the holder would surrender the warrant for the number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between the current market price per share of common stock and the exercise price, and the denominator of which would be the current market price per share of common stock.

In no event shall the warrant holder be entitled to exercise a number of warrants in excess of the number of warrants upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates and (ii) the number of shares of Common Stock issuable upon exercise of the Warrants would resulting beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock.

Pursuant to the Registration Rights Agreement, the Company must use its best efforts to obtain effectiveness of a Registration Statement covering all shares under the Security Agreement as soon as practicable. If the statement is not declared effective by the SEC on or prior to 105 days from the date of closing (now extended to June 7, 2006), the Company will make payments to the investors as partial relief for the damages to the Investors in an amount equal to two percent 2% per month of the then outstanding principal amount until sales could be made pursuant to such Registration Statement. Such amounts may be paid in cash or, at the Company’s option, in shares of common stock priced at the conversion price on such payment date.

The Company also issued a Security Agreement in connection with the above agreement to provide a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge of all of the Company’s obligations under the convertible note and warrant agreements.

Because the financing included registration rights related to share settlement of the embedded conversion features and the warrants that the Company has determined not to be within its control and because the number of shares issuable under the financings are variable, the Company has allocated the proceeds between the various instruments and derivative elements at their fair value pursuant to EITF 00-19. As of March 31, 2006, none of the debt was converted.

The following table presents the allocation of proceeds of the financing:

Principal balance of the notes	$2,000,000
Less reduction for:
Fair value of the warrants	(483,771)
Fair value of beneficial conversion option	(126,633)

Recorded at closing	$1,389,596
Amortization of discount (interest expense)
through March 31, 2006	104,716

Carrying value at March 31, 2006	$1,494,312

Both the Company and the lender recognize that the Company will have to affect either a reverse split or increase the number of authorized shares to be able to issue all the shares potentially issuable under the NIR convertible note and warrants. However, due to other contractual limitations of the investors’ ownership percentage in the Company, we do not anticipate any difficulty in fulfilling our obligations.

On April 12, 2006, the Company and investors entered into a Letter Agreement amending the conversion price of the note payable to the lesser of (i) $.0815 per share or (ii) 50% of the market value of the common stock, as defined in the note payable, on the conversion date. In consideration of the reduction in the conversion price, the investors agreed to extend the deadline by which a registration statement registering for resale under the Securities Act of 1933, as amended the shares of common stock issuable upon conversion of the note payable and exercise of the warrants to June 7, 2006.

Note 6: Derivative Financial Instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

As of December 31, 2005, the derivative liability is composed of the following:

		Number of

		Shares

		Derivative

		Liability

		Can Be Settled

Free standing warrants	$448,990	6,665,066

Embedded beneficial conversion option	112,481	1,638,844

	$561,471	8,303,910

A derivative gain in the amount of $48,933 was recognized and is related to the individual derivatives as follows:

   Free-standing warrants:                           $34,781

   Imbedded beneficial conversion option:  $14,152

                                                                   $48,933

Note 7: Shareholders' deficit Nine Months Ended March 31, 2005

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

Nine Months Ended March 31, 2006

During the nine months ended March 31, 2006, the Company issued 90,000 shares of its common stock in exchange for services rendered from officers and directors of the company. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock based compensation expense of $6,600 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2006.

During the nine months ended March 31, 2006, the Company issued 800,000 shares of its common stock in exchange for services rendered from a consultant. The stock issuance was recorded at the market value of the Company’s common stock on the transaction date. Stock based compensation expense of $65,600 was recognized in the accompanying consolidated financial statements for the nine months ended March 31, 2006.

During the nine months ended March 31, 2006, the Company issued 30,000 shares of its common stock in exchange for the settlement of a payable. The stock issuance was recorded at the fair value of the services provided.

Following is a schedule of changes in shareholders' deficit for the nine months ended March 31, 2006:

			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005	30,019,442	$ 3,001	$ 6,067,870	$ (7,833,328)	$(1,762,457)
Adjustment to issuance of common	264,284	27	(27)	-
stock
Common stock issued in exchange
for services	890,000	89	72,111	-	72,200
Common stock issued in exchange
for relief of a payable	30,000	3	2,997	-	3,000

Additional payments for purchase of			(10,500)		(10,500)
Inforum
Issuance of options to board members			37,212		37,212
Issuance of options to consultants			5,133		5,133
Net loss for the nine months
ended March 31, 2006	-	-	-	(1,334,032)	(1,334,032)

Balance, March 31, 2006	31,203,726	$ 3,120	$ 6,174,796	$ (9,167,360)	$ (2,989,444)

Stock Warrants and Options

On July 29, 2005, the Company granted to the Buyers of the convertible notes under the Securities Purchase Agreement described in Note 5 above, warrants to purchase 3,332,533 shares of its Common Stock, also on January 9, 2006, the Company issued additional warrants to purchase 3,332,533 shares of its Common Stock. The warrants carry an exercise price of $0.20 per share and vest on the date of grant. No warrants have yet been exercised.

The market price of the Company's common stock on the dates of grant was $0.079 and $.07, respectively. The weighted average exercise price and weighted average fair value of these warrants as of March 31, 2006 was $0.20 and $.08, respectively.

The fair value for the warrants granted during the nine months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.02% - 4.83%
Dividend yield	0.00%
Volatility factor	296.50%
Weighted average expected life	2.55 – 3 years

On January 9, 2006, the Company granted 660,000 options to various directors, employees and consultants under the Incentive Stock Option Plan. The market price of the Company’s common stock on the date of grant was $.07 and the weighted average exercise price and weighted average fair value of these options as of March 31, 2006 was $.08 and $.07, respectively.

The fair value for the options granted during the nine months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.83%
Dividend yield	0.00%
Volatility factor	285.30%
Weighted average expected life	1.5 years

Prior to 2006, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company did not issue any options during the nine months ended March 31, 2005. Effective December 15, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123,

Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Nine months	Nine months

	ended	ended

	March 31, 2006	March 31, 2005

Net loss, as reported	$(2,076,590)	$(1,808,924)

Add: Stock-based employee compensation

expense included in reported net income, net of

related tax effects	-	-

Deduct: Total stock-based employee

compensation expense determined under fair

value based method for all awards, net of

related tax effects	-	-

Pro forma net income	$(2,076,590)	$(1,808,924)

Basic and diluted earnings per share as reported:	$(0.07)	$(0.11)

Basic and diluted earnings per share pro forma:	$(0.07)	$(0.11)

During the three months ended March 31, 2006, options to purchase no shares of common stock granted under APB Opinion No. 25 vested. The Company recognized $0 of compensation cost under the modified prospective method in accordance with FASB Statement No. 123.

Additionally, options to purchase 0 shares of common stock granted to consultants vested. The company recognized $0 of compensation cost pursuant to FASB Statement No. 123.

The following schedule summarizes the changes in the Company's outstanding stock awards:

			Weighted
	Options Outstanding		Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at June 30, 2005	486,823	$3.00	$ 3.00
Awards granted	7,325,066	$0.08 to $0.20	$ 0.18
Awards exercised	-	$0.00	$ -
Awards cancelled/expired	-	$0.00	$ -

Balance at March 31, 2006	7,811,889	$0.08 to $3.00	$ 0.49

Note 8: Commitments and Contingencies

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

On January 24, 2006, SkyLynx Communications, Inc. (the "Company"), was served with a Summons and Petition that was filed in the District Court of Dallas County, Texas, B-44th Judicial District, Cause No. 06-00451 by New Market Technology, Inc., as plaintiff, against the Company, Digital Computer Integration Corporation ("DCI") and other parties. The factual nexus of the claims center around transactions that occurred between DCI, the plaintiff and other parties. In December, 2005, the Company announced that it had entered into a definitive Agreement and Plan of Merger to acquire DCI. In the Petition, the plaintiff asserts numerous claims against the other defendants and the Company, including claims based upon tortuous interference with contract and conspiracy. The Company has been dismissed from this case.

Note 9: Acquisitions

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

As of March 31, 2006, the Merger has not been consummated; therefore none of the operations of VETCO have been included in the attached consolidated financial statements. However, subsequent to March 31, 2006, the Merger was consummated.

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

As of March 31, 2006, the Merger was terminated without consummation.

Note 10: Subsequent Event

On April 28, 2006, the Company closed in escrow its Agreement and Plan of Merger dated November 29, 2005 (the “Merger”) as amended on February 21, 2006, March 9, 2006 and March 30, 2006 (the “Merger Agreement”) between and among the Company, a wholly-owned acquisition subsidiary of the Company SkyLynx Acquisition Corp. (“SAC”), and Vetco Hospitals, Inc., a California corporation (“VETCO”).

Under the terms of the Closing Escrow Agreement, the shares of Series A Convertible Preferred Stock issuable on the effective date of the Merger, the Agreement of Merger that is required to be filed with the California Secretary of State and the Statement of Merger that is required to be filed with the Colorado Secretary of State were delivered into escrow pending receipt of confirmation satisfactory to both SkyLynx and Vetco that the Vetco financial statements could be audited in conformity with applicable legal requirements. On May 1, 2006, the parties to the Merger received such confirmation and authorized the release from escrow and filing of the Agreement of Merger and Statement of Merger.

On May 5, 2006, the Effective Date of the Merger, all outstanding shares of VETCO common stock converted automatically into an aggregate of 988,338 shares of Series A Preferred. The shares were issued to a total of five Vetco shareholders. In addition, SkyLynx entered into a convertible promissory note on April 26, 2006, which may be converted at any time by the holder thereof into a maximum of 11,662 shares of the Series A Preferred. Each of the Vetco shareholders and the holder of the convertible promissory note represented that he qualified as an accredited investor within the meaning of Rule 501(a) of Regulation D. The shares and the note were taken for investment purposes and are subject to restrictions on transfer under federal securities laws. The shares of Series A Preferred and the convertible promissory note were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) and Rule 506 of Regulation D.

The Merger resulted in a change of control of SkyLynx. As a result of the Merger, the former VETCO shareholders would be deemed the beneficial owners, within the meaning of Rule 13d-3 under the Exchange Act, of an aggregate of 37,983,411 shares of common stock, consisting of 988,338 shares of Series A Convertible Preferred Stock of SkyLynx. These securities represent approximately 55% of the issued and outstanding shares of voting securities of the Company, after giving effect to Merger, calculated in accordance with Rule 13d-3 under the Exchange Act.

This merger will be treated as a recapitalization of VETCO with SkyLynx as the legal surviving entity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of SkyLynx Communications, Inc., (the "Company") since June 30, 2005 and material changes in our results of operations for the three and nine months ended March 31, 2006, as compared to the same period in 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three and Nine Months Ended March 31, 2006 versus Three and Nine Months Ended March 31, 2005

We incurred a net loss of $439,017  for the three months ended March 31, 2006, as compared to a net loss of $632,259 for the three months ended March 31, 2005 due to the following:

For the three months ended March 31, 2006, the Company incurred total research and development costs of $44,474 compared to $124,784 for the three months ended March 31, 2005. Research and development expenses have been reduced during the three months ended March 31, 2006 as a result of a decrease in the number of employees and consultants that were employed or that performed services during the quarter. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative costs increased approximately 48 percent, from $275,540 for the three months ended March 31, 2005, to $407,974 for the three months ended March 31, 2006. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation for the three months ended March 31, 2006 decreased from $225,718 for the three months ended March 31, 2005 to $42,344 for the three months ended March 31, 2006. The reduction is a result of not awarding as many options or common stock to compensate employees, directors and consultants in the three months ended March 31, 2006.

For the three months ended March 31, 2005, our Costa Rican operations generated revenues of $13,519 and operating expenses of $16,330, resulting in an operating loss of $2,811. The Costa Rican operations were sold effective April 21, 2005.

The net loss of $1,334,032 for the nine months ended March 31, 2006 is an increase over the prior period’s net loss of $1,808,924 for the nine months ended March 31, 2005. Overall general and administrative expenses increased

$160,663 while stock based compensation decreased $259,074 and research and development fees decreased $476,696.

For the nine months ended March 31, 2006, the Company incurred total research and development costs of $67,080 compared to $543,776 for the nine months ended March 31, 2005. Research and development expenses consist of engineering and project management salaries; consulting expenses, prototype equipment costs and travel related expenses. All expenses incurred during the research and development stage are expensed as incurred.

General and administrative increased approximately 17 percent, from $926,257 for the nine months ended March 31, 2005, to $ 1,086,920 for the nine months ended March 31, 2006. General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to the development of our new business opportunities.

Stock based compensation for the nine months ended March 31, 2006 decreased 69 percent from $373,618 for the nine months ended March 31, 2005 to $114,545 for the nine months ended March 31, 2006.

Liquidity and Capital Resources

We have current assets of $740,019 (including $251,302 in cash) compared with current liabilities of $2,082,088, resulting in a working capital deficit of $1,342,069 as of March 31, 2006. Our auditors have questioned our ability to continue as a going concern in our June 30, 2005 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance increased $225,239 from $26,063 at June 30, 2005 to $251,302 as of March 31, 2006. The increase was the result of the cash proceeds from the note payable offset by negative cash flows from operations of $1,340,220. Negative cash flows from operations consisted primarily of our $2,053,745 net loss, offset by stock-based compensation of $114,545 and the amortization and discount of the conversion feature of the note payable of $798,339.

Until we establish profitable operations, our sources of liquidity will continue to be shareholder loans and common stock sales. Our internet service provider operations incurred a net loss of approximately $2,053,745 during the nine months ended March 31, 2006 and are not expected to provide operating cash in the foreseeable future.

During the nine months ended March 31, 2006, the Company advanced $205,000 to Digital Computer Integration Corporation, a merger candidate and a Texas corporation ("DCI") due on April 28, 2005, with 12.5% interest. At the time of the loans, DCI and the Company had executed a definitive Agreement and Plan of Merger (see Note 8: Acquisitions), and as of March 31, 2006, the Merger was terminated without consummation.

Subsequent, to March 31, 2006, DCI defaulted on the note receivable. The Company is pursuing collection of the amounts owed via the perfected collateral and through the exploration of selling or assigning the note receivable to third parties. Management believes the note, plus accrued interest, is fully collectible. However, should management determine that it is probable that the Company will be unable to collect all amounts due; the Company will record a valuation allowance up to the entire balance of the note receivable.

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

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

Certification by each Director and Executive Officer has been executed.

PART 2. OTHER INFORMATION Item 1 - Legal Information:

Optigate, Inc. v. Rover Telcom, Inc., (hereafter called “Rover”). OptiGate, Inc., (hereafter “OptiGate”) filed suit against Rover, a wholly owned subsidiary of the Company in the U. S. District Court for the Northern District of California, Fresno Div., CA No. 03 CE CG 03733. The claim asserts breach of contract by Rover. The amount claimed is $150,000 for the alleged breach. Rover has counterclaimed for damages, breach and that the contract is void from inception. After suit was filed, service had and pleadings filed by both parties, OptiGate filed for Chapter 7 proceedings in the U. S. Bankruptcy Court, Middle District of California. The U. S. Trustee has opened negotiations to settle the matter by offering to accept $100,000 and we have countered by offering $10,000, which was subsequently rejected. Any judgment we obtain is expected to be not collectable. Management of the Company believes that the likelihood of a material adverse outcome is remote.

The company had employment agreements with Fred Anderson, Jon Fatula and Kevin Gorman. Under those agreements the company agreed to negotiate a reimbursement to these employees certain sums allegedly owed them by StarCom Wireless, Inc., (hereafter called “StarCom”). Mr. Fatula and Mr. Gorman filed secured claims against the bankrupt estate of StarCom in the case referred to in item 1 above. Mr. Anderson did not file a civil claim despite being urged to do so. Mr. Anderson did file a claim in the Ch. 11 and Ch. 7 bankruptcy cases of StarCom.

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

In all three instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further are subject to “…the final terms and conditions being negotiated between us.”

On January 24, 2006, SkyLynx Communications, Inc. (the "Company"), was served with a Summons and Petition that was filed in the District Court of Dallas County, Texas, B-44th Judicial District, Cause No. 06-00451 by New

Market Technology, Inc., as plaintiff, against the Company, Digital Computer Integration Corporation ("DCI") and other parties. The factual nexus of the claims center around transactions that occurred between DCI, the plaintiff and other parties. In December, 2005, the Company announced that it had entered into a definitive Agreement and Plan of Merger to acquire DCI. In the Petition, the plaintiff asserts numerous claims against the other defendants and the Company, including claims based upon tortuous interference with contract and conspiracy. The Company has been dismissed from this case.

For the reasons enumerated above no amount should be specified. At the most a footnote of potential undetermined sums may be owed.

No other known or asserted claims against the Company exist to the knowledge of management.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

None.

Item 5 - Other information:

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.

Description

31.	Certification

32.	Certification Pursuant to U.S.C. Section 1350

(b) Reports on Form 8-K:

On February 21, 2006, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On March 1, 2006, the Company filed a Current Report on Form 8-K, announcing the termination of a material definitive agreement.

On March 9, 2006, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On March 13, 2006, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On March 30, 2006, the Company filed a Current Report on Form 8-K, announcing the entry into a material definitive agreement.

On April 28, 2006, the Company filed a Current Report on Form 8-K, announcing the entry into material definitive agreements; the completion of acquisition of assets; the unregistered sale of equity securities; a change in control; the departure of directors and principal officers; the election of directors; the appointment of principal officers; and an amendment of certificate of incorporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SKYLYNX COMMUNICATIONS, INC.

Date: May 22, 2006                                                                                                                By: /s/ Gary L. Brown
President and Acting Chief Financial Officer