Form 10QSB/A
period 2005-09-30
SKYLYNX COMMUNICATIONS INC
filed 2006-05-25
CIK 1061354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A-1

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

500 John Ringling Boulevard, Sarasota, Florida 34236
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

 Part 1.        Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2005
As Restated
(See Note 10)
Assets
Current assets:
Cash	$ 551,210
Accounts receivable, net	26,686
Note receivable	50,000
Prepaid expenses	51,662
Prepaid loan costs	74,762
Other current assets	1,756
Total current assets	756,076

Property and equipment, net	23,624
Other assets	28,704

$808,404

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 590,530
Accrued salaries	492,942
Other accrued liabilities	89,397
Deferred revenues	36,306
Derivative liability	385,909
Loan payable	504,497
Loan payable to related parties	2,800

Total current liabilities	2,102,381

Convertible debentures	147,520
Convertible debentures, related parties	105,038
Note payable net of discount of $364,219	635,781
Total liabilities	2,990,720

Shareholders' deficit:
Common stock	3,032
Additional paid-in capital	6,070,439
Retained deficit	(8,255,787)

Total shareholder's deficit	(2,182,316)
$ 808,404

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	September 30,
	As Restated
	(See Note 10)
	2005	2004

Internet service revenue	$ 85,526	$ 85,428

Operating expenses:
Costs of revenue	56,163	51,710
Selling, general and administrative	361,008	302,694
Research and development	12,883	196,137
Stock-based compensation:
Salaries	0	34,900
Board services	0	40,000
Employees	2,600	0
Consulting	0	24,000
Total operating expenses	432,654	649,441

Loss from operations	(347,128)	(564,013)

Other (expense) income:
Other income	625	0
Interest expense	(75,956)	0
Total other (expense) income	(75,331)	0

Income tax provision	0	0

Net loss	$(422,459)	$ (564,013)

Basic and diluted loss per share	$ (0.01)	$ (0.04)

Weighted average common shares outstanding	30,212,314	15,686,898

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30,
	As Restated
	(Note 10)
	2005	2004
Cash flows from operating activities:
Net loss	$(422,459)	$(564,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,787	24,058
Amortization of discount on note payable	21,690	0
Common stock issued in exchange for services	2,600	24,000
Common stock issued in exchange for
salaries and board services	0	56,900
Changes in current assets and liabilities, net of
effects of acquisition of Rover Telcom:
Accounts receivable	3,995	12,445
Other assets	(20,626)	2,974
Prepaid expenses	(26,070)	664
Accounts payable and accrued liabilities	7,366	337,235
Deferred revenues	(604)	(2,391)
Net cash (used in) operating activities	(430,321)	(108,128)

Cash flows from investing activities:
Equipment purchases	0	(14,817)
Net cash provided (used) in investing activities	0	(14,817)

Cash flows from financing activities:
Proceeds from related party loans	0	55,340
Repayment of related party loans	(9,000)	0
Proceeds from issuance of note payable	1,000,000	0
Repayment of notes payable	(3,200)	0
Increase in deferred loan costs	(32,332)	0
Proceeds from sale of common stock	0	65,000
Net cash provided by financing activities	955,468	120,340
Net change in cash	525,147	(2,605)

Cash, beginning of period	26,063	22,712
Cash, end of period	$551,210	$ 20,107

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 0	$ 0
Cash paid for interest	$ 0	$ 0

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

Note 4: Notes payable (restated)

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

As of September 30, 2005, the Company issued to the holders of the 8% Callable Secured Convertible Notes warrants to purchase 3,332,533 shares of the Company's common stock. The warrant holders have the right to convert at any time at an exercise price of $0.20 per share. The warrants may be exercised by the holder upon payment to the Company in cash or, if the resale of the warrant shares by the holder is not registered pursuant to an effective registration statement, by delivery to the Company of a written notice of an election to effect a "Cashless Exercise." In a Cashless Exercise, in lieu of paying the exercise price in cash, the holder would surrender the warrant for the number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between the current market price per share of common stock and the exercise price, and the denominator of which would be the current market price per share of common stock.

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

Pursuant to the Registration Rights Agreement, the Company must use its best efforts to obtain effectiveness of a Registration Statement covering all shares under the Security Agreement as soon as practicable. If the statement is not declared effective by the SEC on or prior to 105 days from the date of closing (now extended to June 7, 2006), the Company will make payments to the investors as partial relief for the damages to the Investors in an amount equal to two percent 2% per month of the then outstanding principal amount until sales could be made pursuant to such Registration Statement. Such amounts may be paid in cash or, at the Company's option, in shares of common stock priced at the conversion price on such payment date.

The Company also issued a Security Agreement in connection with the above agreement to provide a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge of all of the Company's obligations under the convertible note and warrant agreements.

Because the financing included registration rights related to share settlement of the embedded conversion features and the warrants that the Company has determined not to be within its control and because the number of shares issuable under the financings are variable, the Company has allocated the proceeds between the various instruments and derivative elements at their fair value pursuant to EITF 00-19. As of September 30, 2005, none of the debt was converted.

The following table presents the allocation of proceeds of the financing:
Principal balance of the notes	$1,000,000
Less reduction for:
Fair value of the warrants	(259,276)
Fair value of beneficial conversion option	(126,633)
Recorded at closing	$ 614,091
Amortization of discount (interest expense)
through September 30, 2005	21,690
Carrying value at September 30, 2005	$ 635,781

Note 5: Derivative Financial Instruments

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

As of September 30, 2005, the derivative liability is composed of the following:

		Number of
		Shares
		Derivative
		Liability
		Can Be Settled
Free standing warrants	$259,276	3,332,533
Embedded beneficial conversion option	126,633	1,592,626
	$385,909	4,925,159

No derivative gain or loss was recognized in the period ending September 30, 2005.

Note 6: Shareholders' deficit (restated)

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

Following is a schedule of changes in shareholders' deficit for the three months ended September 30, 2005:
			Additional
	Common stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005	30,019,442	$3,001	$6,067,870	$(7,833,328)	$(1,762,457)
Adjustment to issuance of common stock	264,284	27	(27)
Issuance of common stock for services	40,000	4	2,596		2,600
Net loss for the three months
ended September 30, 2005				(422,459)	(422,459)
Balance, September 30, 2005	30,323,726	$3,032	$6,070,439	$(8,255,787)	$(2,182,316)

7. Stock Warrants

On July 29, 2005, the Company granted to the Buyers of the convertible notes under the Securities Purchase Agreement described in Note 4, above, 3,332,533 warrants to purchase shares of its Common Stock. The warrants carry an exercise price of $0.20 per share and vest on the date of grant. No warrants have yet been exercised.

The market price of the Company's common stock on the date of grant was $0.079. The exercise price and fair value of these warrants as of September 30, 2005, were $0.20 and $0.077, respectively.

The fair value for the warrants granted during the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.02%
Dividend yield	0.00%
Volatility factor	296.5%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company's outstanding stock awards:
	Options Outstanding		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at June 30, 2005	486,823	$3.00	$3.00
Awards granted	3,332,533	$0.20	$0.20
Awards exercised	-	$0.00	$ -
Awards cancelled/expired	-	$0.00	$ -

Balance at September 30, 2005	3,819,356	$0.20 to $3.00	$0.56

8. Commitments and Contingencies

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

9. Subsequent Event

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

10. Restatement

The Company has restated its September 30, 2005 condensed financial statements to correct an error in accounting for warrants and the beneficial conversion feature associated with the convertible notes payable discussed in Note 4. The warrants were originally bifurcated, valued at their fair value, classified as equity, and the note was discounted. The beneficial conversion was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Notes 4 and 5, because registration rights related to share settlement of the warrants and embedded conversion features are not within the Company's control, EITF 00-19 requires allocation of the proceeds between the various instruments (the notes, warrants, and beneficial conversion feature) and the derivative elements must be carried at fair value. Further, because the note holder possesses rights to net-cash settlement and because physical or net-share settlement is not within the control of the Company, EITF 00-19 assumes net-cash settlement and requires the derivative to be classified as a liability.

The following sets forth the effects of the restatement discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Form 10-QSB for the period ended September 30, 2005.
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Derivative liability	-	$385,909	$385,909
Note payable	$ 755,128	$ (119,347)	$635,781
Net of discount of	$244,872	$ 119,347	$364,219
Additional paid-in capital	$ 7,070,439	$ (1,000,000)	$6,070,439
Retained deficit	$ (8,989,225)	$ 733,438	$ (8,255,787)
Total shareholders' deficit	$ (1,915,754)	$ (266,562)	$ (2,182,316)

Condensed Consolidated Statement of Operations (Unaudited)
September 30, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Interest expense	$ (809,394)	$733,438	$ (75,956)

Condensed Consolidated Statement of Cash Flows (Unaudited)
September 30, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Net loss	$ (1,155,897)	$ 733,438	$ (422,459)
Amortization of discount
on note payable	$755,128	$ (733,438)	$21,690

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

We incurred a net loss of $422,459 (as restated) for the three months ended September 30, 2005, as compared to a net loss of $564,013 for the three months ended September 30, 2004 due to the following:

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

General and administrative expenses increased approximately 44 percent, to $361,008 for the three months ended September 30, 2005, as compared to $302,694 for the three months ended September 30, 2004. The increase is related to increased general and administrative costs in our Sarasota, Florida and Seattle, Washington operations and decreased general and administrative costs in our Fresno, California Internet Service Provider operations.

Interest expense increased to $75,956 (as restated) for the three months ended September 30, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures and amortizing the value of the warrants and beneficial conversion features.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $756,076 (including $551,210 in cash) compared with current liabilities of $2,102,381 (as restated), resulting in a working capital deficit of $1,346,305 as of September 30, 2005. Our auditors have questioned our ability to continue as a going concern in our June 30, 2005 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2005 increased $525,147 from $26,063 to $551,210 as of September 30, 2005. The increase was mainly due to the proceeds from the issuance of a note payable of $1,000,000, offset by cash used for the payments of existing loans and negative cash flows from operations of $430,321. Negative cash flows from operations consisted primarily of our $422,459 (as restated) net loss.

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
SKYLYNX COMMUNICATIONS, INC.
Date: May 25, 2006	By: /s/ Gary L. Brown Gary L. Brown, President, President and Acting Chief Financial Officer