Form 10QSB/A
period 2005-12-31
SKYLYNX COMMUNICATIONS INC
filed 2006-05-25
CIK 1061354

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

Part 1.       Financial Statements

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
December 31, 2005
As Restated
(See Note 10)
Assets
Current assets:
Cash	$ 42,527
Accounts receivable, net	25,741
Notes receivable	255,000
Prepaid expenses	31,066
Prepaid loan costs	20,655
Other current assets	4,624
Total current assets	379,613

Property and equipment, net	19,837
Deferred loan costs	43,056
Other assets	27,806
Total Assets	$ 470,312

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$ 583,298
Accounts payable, related parties	22,900
Accrued salaries	505,220
Other accrued liabilities	68,757
Deferred revenues	34,849
Derivative Liability	370,494
Loan payable	500,000
Loan payable to related parties	2,800
Total current liabilities	2,088,318

Convertible debentures	147,520
Convertible debentures, related parties	105,038
Note payable net of discount of $332,060	667,940
Total liabilities	3,008,816

Shareholders' deficit:
Common stock	3,120
Additional paid-in capital	6,132,451
Retained deficit	(8,674,075)
Total shareholder's deficit	(2,538,504)
$ 470,312

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	As Restated		As Restated
	(Note 10)		(Note 10)
	2005	2004	2005	2004

Internet service revenue	$ 92,562	$ 94,088	$ 178,088	$ 179,516

Operating expenses:
Costs of revenue	61,567	51,107	117,730	102,817
Selling, general and administrative	317,938	383,778	678,946	686,472
Contributed rent (Note 2)	-	-	-	-
Bad debt expense	-	-	-	-
Costs of terminated merger (Note 5)	4,506	-	4,506	-
Research & development costs (Note 6)	9,723	222,855	22,606	418,992
Stock-based compensation (Note 4):
Salaries	4,000	18,000	2,600	52,900
Board services	-	-	4,000	40,000
Consulting	65,600	31,000	65,600	55,000
Total operating expenses	463,334	706,740	895,988	1,356,181

Loss from operations	(370,772)	(612,652)	(717,900)	(1,176,665)

Other (expense) income:
Other income	3,130	-	3,755	-
Interest expense	(66,061)	-	(142,017)	-
Derivative income	15,415	-	15,415	-
Total other (expense) income	(47,516)	-	(122,847)	-

Loss before income taxes	(418,288)	(612,652)	(840,747)	(1,176,665)

Income tax provision (Note 3)	-	-	-	-

Net loss	$ (418,288)	$ (612,652)	$ (840,747)	$(1,176,665)

Basic and diluted loss per share	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.07)

Weighted average common shares outstanding	30,495,900	16,866,601	30,349,107	16,108,476

See accompanying notes to condensed consolidated financial statements.

SKYLYNX COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
	2005	2004
Net cash used in operating activities	(730,058)	(542,321)

Cash flows from investing activities:
Equipment purchases	-	(27,237)
Notes receivable	(205,000)	-
Investment	(10,500)	-
Net cash used in investing activities	(215,500)	(27,237)

Cash flows from financing activities:
Repayment of related party loans	(9,000)	-
Proceeds from issuance of note payable	1,000,000	500,000
Proceeds from sale of common stock	-	100,000
Repayment of notes payable	(7,697)	-
Payments for debt issue costs	(35,051)	(32,035)
Decrease in prepaid loan costs	13,770	-
Net cash provided by financing activities	962,022	567,965

Net change in cash	16,464	(1,593)

Cash, beginning of period	26,063	22,712
Cash, end of period	$42,527	$21,119

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$10,000
Noncash financing transaction:
Convertible debenture issuance for loans payable, accrued salaries, and accounts payable	-	$709,798

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

Note 4: Note payable (restated)

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

As of December 31, 2005, the Company issued to the holders of the 8% Callable Secured Convertible Notes warrants to purchase 3,332,533 shares of the Company's common stock. The warrant holders have the right to convert at any time at an exercise price of $0.20 per share. The warrants may be exercised by the holder upon payment to the Company in cash or, if the resale of the warrant shares by the holder is not registered pursuant to an effective registration statement, by delivery to the Company of a written notice of an election to effect a "Cashless Exercise." In a Cashless Exercise, in lieu of paying the exercise price in cash, the holder would surrender the warrant for the number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which is the difference between the current market price per share of common stock and the exercise price, and the denominator of which would be the current market price per share of common stock.

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

Because the financing included registration rights related to share settlement of the embedded conversion features and the warrants that the Company has determined not to be within its control and because the number of shares issuable under the financings are variable, the Company has allocated the proceeds between the various instruments and derivative elements at their fair value pursuant to EITF 00-19. As of December 31, 2005, none of the debt was converted.

The following table presents the allocation of proceeds of the financing:
Principal balance of the notes	$1,000,000
Less reduction for:
Fair value of the warrants	(259,276)
Fair value of beneficial conversion option	(126,633)
Recorded at closing	$ 614,091
Amortization of discount (interest expense)
through December 31, 2005	53,849
Carrying value at December 31, 2005	$ 667,940

Both the Company and the lender recognize that the Company will have to effect either a reverse split or increase the number of authorized shares to be able to issue all the shares potentially issuable under the NIR convertible note and warrants. However, due to other contractual limitations of the investors' ownership percentage in the Company, we do not anticipate any difficulty in fulfilling our obligations.

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

As of December 31, 2005, the derivative liability is composed of the following:

		Number of
		Shares
		Derivative
		Liability
		Can Be Settled
Free standing warrants	$247,159	3,332,533
Embedded beneficial conversion option	123,335	1,638,844
	$370,494	4,971,377

A derivative gain in the amount of $15,415 was recognized in the period ending December 31, 2005 and is related to the individual derivatives as follows:

Free standing warrants	$ 12,117
Embedded beneficial conversion option	3,298
$ 15,415

Note 6: Shareholders' deficit (restated)

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

During the three months ended December 31, 2004, the Company issued 169,000 shares of its common stock in exchange for current year salaries and bonuses to its officers and employees. The stock issuances were recorded at the market value of the Company's common stock on the transaction date. Stock-based compensation expense of $34,900 was recognized in the accompanying consolidated financial statements for the three months ended December 31, 2004.

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

Following is a schedule of changes in shareholders' deficit for the six months ended December 31, 2005:
			Additional
	Common	stock	Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005	30,019,442	$3,001	$6,067,870	$(7,833,328)	$(1,762,457)
Adjustment to issuance of common stock	264,284	27	(27)
Issuance of common stock for services	890,000	89	72,111		72,200
Issuance of common stock in relief of a payable	30,000	3	2,997		3,000
Additional payments for purchase of Inforum			(10,500)		(10,500)
Net loss for the six months
ended December 31, 2005				(840,747)	(840,747)
Balance, December 31, 2005	31,203,726	$3,120	$6,132,451	$(8,674,075)	$(2,538,504)

7. Stock Warrants

On July 29, 2005, the Company granted to the Buyers of the convertible notes under the Securities Purchase Agreement described in Note 4 above, warrants to purchase 3,332,533 shares of its Common Stock. The warrants carry an exercise price of $0.20 per share and vest on the date of grant. No warrants have yet been exercised.

The market price of the Company's common stock on the date of grant was $0.079. The weighted average exercise price and weighted average fair value of these warrants as of December 31, 2005 was $0.20 and $.074, respectively.

The fair value for the warrants granted during the six months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
Risk-free interest rate	4.02%-4.37%
Dividend yield	0.00%
Volatility factor	278% - 296.5%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company's outstanding stock awards:
	Options Outstanding		Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Balance at June 30, 2005	486,823	$3.00	$3.00
Awards granted	3,332,533	$0.20	$0.20
Awards exercised	-	$0.00	$
Awards cancelled/expired	-	$0.00	$

Balance at December 31, 2005	3,819,356	$0.20 to $3.00	$0.56

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

Angelo v. SkyLynx Communications, Inc., involves a dissident shareholder/lender to Founders Industries, Inc., (hereafter called "Founders"), from whom the company acquired control of Basic Technologies, Inc., (hereafter called "BTEC" after all assets and liabilities had been transferred from BTEC to Founders. The plaintiff allegedly loaned money to BTEC long prior to the transaction by which control was transferred to new management. The plaintiff accepted shares of BTEC (now Founders) along the way. The liability was taken over by Founders and BTEC received a hold harmless from Founders. Founders did not pay back the debt and suit ensued. Founders and Brian Walker, its president, have agreed to hold SkyLynx harmless from this debt. The exposure of the company is believed to be negligible. This case was dismissed as to the company on July 15, 2005.

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

In all instances negotiated amounts may be owed. No such negotiations have occurred or been requested by these employees. Therefore, only a de minimis amount is due on any of these matters at present. The contracts do not specify any amount and further are subject to "... the final terms and conditions being negotiated between us."

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

9. Acquisitions

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

10. Restatement

The Company has restated its December 31, 2005 condensed financial statements to correct an error in accounting for warrants and the beneficial conversion feature associated with the convertible notes payable discussed in Note 4. The warrants were originally bifurcated, valued at their fair value, classified as equity, and the note was discounted. The beneficial conversion was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

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

The following sets forth the effects of the restatement discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Form 10-QSB for the period ended December 31, 2005.

Condensed Consolidated Balance Sheet (Unaudited)
December 31, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Derivative liability	-	$370,494	$370,494
Note payable	$776,735	$ (108,795)	$667,940
Net of discount of	$223,265	$108,795	$332,060
Additional paid-in capital	$7,132,451	$(1,000,000)	$6,132,451
Retained deficit	$ (9,412,375)	$738,300	$(8,674,075)
Total shareholders' deficit	$ (2,276,804)	$ (261,700)	$(2,538,504)

Condensed Consolidated Statement of Operations (Unaudited)
Three Months ended 12/31/2005
	As
	Previously
	Reported	Adjustment	As Restated
Interest expense	$ (55,508)	$ (10,553)	$ (66,061)
Derivative gain	$-	$15,415	$ 15,415

Condensed Consolidated Statement of Operations (Unaudited)
Six Months ended 12/31/2005
	As
	Previously
	Reported	Adjustment	As Restated
Interest expense	$ (864,902)	$ 722,885	$ (142,017)
Derivative gain	$-	$15,415	$ 15,415

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended December 31, 2005 versus Three Months Ended December 31, 2004

We incurred a net loss of $418,288 (as restated) for the three months ended December 31, 2005, as compared to a net loss of $612,652 for the three months ended December 31, 2004 due to the following:

Interest expense increased to $66,061 (as restated) for the three months ended December 31, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures and amortizing the value of the warrants and beneficial conversion features.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Six Months Ended December 31, 2005 versus Six Months Ended December 31, 2004

We incurred a net loss of $840,747 (as restated) for the six months ended December 31, 2005, as compared to a net loss of $1,176,665 for the six months ended December 31, 2004 due to the following:

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

Interest expense increased to $142,017 (restated) for the six months ended December 31, 2005 as compared to $0 interest expense for the same period in 2004. This is due to the Company issuing convertible debentures and amortizing the value of the warrants and beneficial conversion features.

General and administrative costs incurred in the Sarasota, Florida and Seattle, Washington operations consist mainly of salaries, travel and professional fees related to our search for new business opportunities. General and administrative costs incurred in the Fresno, California decreased due to a decrease in salaries and benefits.

Liquidity and Capital Resources

We have current assets of $379,613 (including $42,527 in cash) compared with current liabilities of $2,088,318 (as restated) resulting in a working capital deficit of $1,708,705 as of December 31, 2005. Our auditors have questioned our ability to continue as a going concern in our June 30, 2005 annual audited financial statements due to our significant operating losses incurred since inception and our working capital deficit. We rely on loans and private sales of equity to maintain liquidity. Our capital resources include private stock sales and cash advances from principal shareholders.

Our cash balance at June 30, 2005 increased $16,464 from $26,063 to $42,527 as of December 31, 2005. The increase was mainly due to the proceeds from the issuance of a note payable of $1,000,000, offset by cash used for the payments of existing loans and negative cash flows from operations of $730,058. Negative cash flows from operations consisted primarily of our $840,747 net loss, less the amortization of discounts on notes payable of $53,849 and common stock issued for services of $72,200.

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
SKYLYNX COMMUNICATIONS, INC.
Date: May 25, 2006	By: /s/ Gary L. Brown Gary L. Brown, President and Acting Chief Financial Officer